Form 10QSB
period 2007-10-31
Canusa Capital Corp.
filed 2007-12-14
CIK 1404433

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                 Quarterly Report Under Section 13 or 15 (d) of
                         Securities Exchange Act of 1934

                      For the Period ended October 31, 2007

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

There were 1,880,000 shares of Common Stock outstanding as of October 31, 2007.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended October 31, 2007, prepared by the company, immediately follow.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  October 31,         April 30,
                                                                     2007               2007
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    397           $    500
  Savings                                                             9,561
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  9,958                500

OTHER ASSETS                                                             --                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                       --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $  9,958           $    500
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                               $  8,731           $    631
                                                                   --------           --------

TOTAL CURRENT LIABILITIES                                             8,731                631

TOTAL LIABILITIES                                                     8,731                631

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 1,880,000 shares issued and outstanding
   as of October 31 and April 30, 2007 respectively                   1,880              1,500
  Additional paid-in capital                                         15,120              6,000
  Deficit accumulated during Development stage                      (15,773)            (7,631)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                            1,227               (131)
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  9,958           $    500
                                                                   ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        Dcember 27, 2006
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                 October 31,          October 31,          October 31,
                                                    2007                 2007                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,073                8,142               15,773
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,073)              (8,142)             (15,773)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,073)          $   (8,142)          $  (15,773)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        1,590,870            1,545,435
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                     December 27, 2006
                                                                      Six Months        (inception)
                                                                        Ended             through
                                                                      October 31,        October 31,
                                                                         2007               2007
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $ (8,142)          $(15,773)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Accounts Payables                             8,100              8,731
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (42)            (7,042)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  380              1,880
  Additional paid-in capital                                              9,120             15,120
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES             9,500             17,000
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                           9,458              9,958

CASH AT BEGINNING OF PERIOD                                                 500                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $  9,958           $  9,958
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2007 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 15,773 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Athanasios Tsiodras, Director and Janet Janes, President of the Company may, in the future, become involved in other business opportunities as they become available, thus they may face a conflict in selecting between the Company and their other business opportunities. The company has not formulated a policy for the resolution of such conflicts.

Athanasios Tsiodras, Director and Janet Janes, President of the Company, will not be paid for any underwriting services that they perform on behalf of the Company with respect to the Company's upcoming SB-2 offering. They will also not receive any interest on any funds that they advance to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

While the company is seeking additional capital, Mr. Tsiodras has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Tsiodras was $ 8,731 on October 31, 2007.

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                October 31, 2007


On December 27, 2006 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $7,500.

Beginning October 10, 2007 the Company began receiving proceeds from a "best efforts", all or none offering. The company was not able to spend any of the proceeds unless all the shares were sold and all proceeds were received. The closing date for the offering was November 30, 2007. The final funds deposit was December 4, 2007. As of October 31, 2007 308,000 shares of common stock were sold for cash in the amount of $0.025 per share for a total of $ 9,500.

As of October 31, 2007 the Company had 1,880,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2007:

Common stock, $0.001 par value: 100,000,000 shares authorized; 1,880,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,073 for the three months ended October 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of October 31, 2007, there was $8,731 owed to a director of the company, for which there is no specific terms of repayment.

Our net loss from inception through October 31, 2007 was $15,773. As we were incorporated on December 27, 2006, there are no comparative figures from previous years.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at October 31, 2007 was $9,958. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-144279 which became effective on July 11, 2007. Beginning October 10, 2007 the Company began receiving proceeds from the offering. The company was not able to spend any of the proceeds until all the shares were sold and all proceeds were received. The closing date for the offering was November 30, 2007. The final funds deposit was December 4, 2007. As of October 31, 2007, 308,000 shares of common stock were sold for cash in the amount of $0.025 per share for a total of $ 9,500.

If we experience a shortage of funds prior to completing our first two exploration phases we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $20,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

     Phase 1     Detailed Prospecting, mapping and                  $10,000
                 soil geochemistry

     Phase 2     Magnetometer and VLF electromagnetic,              $10,000
                 Grid controlled surveys over the areas
                 of interest determined by the Phase 1
                 survey.  Included in this estimated
                 cost is transportation, accommodation,
                 board, grid installation, two geophysical surveys, maps and report

     Phase 3     Induced polarization survey over grid              $30,000
                 Controlled anomalous area of interest
                 Outlined by Phase 1 and 2 field work.
                 Hoe or bulldozer trenching, mapping and
                 sampling of bedrock anomalies. Includes
                 Assays, detailed maps and reports.
                                                                    -------
                 TOTAL ESTIMATED COSTS                              $50,000
                                                                    =======

The above program costs are management's estimates based upon the recommendations of the professional mining geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

We anticipate commencing the first phase of our exploration program in spring, 2008. We have a verbal agreement with James McLeod, the professional geologist who prepared the geology report on the Dap mining claims, to retain his services for our planned exploration program. We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

CRITICAL ACCOUNTING POLICIES

The un-audited financial statements as of October 31, 2007 included herein have been prepared without audit pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with general accepted accounting procedures have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our April 30, 2007 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File Number 333-144279.

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

December 14, 2007                 Canusa Capital Corp., Registrant


                                  By: /s/ Janet Janes
                                     ------------------------------------------
                                     Janet Janes, President and Chief Executive
                                     Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 14, 2007                 Canusa Capital Corp., Registrant


                                  By: /s/ Janet Janes
                                     -------------------------------------------
                                     Janet Janes, President, Secretary and
                                     Treasurer Chief Financial Officer
                                     (Principal Executive Officer and
                                     Principal Accounting Officer)