Form 10-Q
period 2008-01-31
Canusa Capital Corp.
filed 2008-03-10
CIK 1404433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission File Number 333-144279


                              CANUSA CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                68220 Espada Road
                        Cathedral City, CA 92234 (Address
              of principal executive offices, including zip code.)

                                  (760)325-4497
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, "accelerated filer,"
"non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of January 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2008, prepared by the company, immediately follow.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                            As of              As of
                                                                          January 31,         April 30,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 23,292           $    500
  Savings                                                                        34                 --
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         23,326                500

OTHER ASSETS                                                                     --                 --
                                                                           --------           --------
TOTAL OTHER ASSETS                                                               --                 --
                                                                           --------           --------

      TOTAL ASSETS                                                         $ 23,326           $    500
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                       $  8,731           $    631
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     8,731                631

TOTAL LIABILITIES                                                             8,731                631

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of January 31, 2008 and April 30, 2007 respectively                     2,500              1,500
  Additional paid-in capital                                                 30,000              6,000
  Deficit accumulated during Development stage                              (17,905)            (7,631)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                   14,595               (131)
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 23,326           $    500
                                                                           ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        Dcember 27, 2006
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended               through
                                                 January 31,          January 31,          January 31,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,133               10,274               17,905
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,133)             (10,274)             (17,905)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,133)          $  (10,274)          $  (17,905)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,304,565            1,769,565
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                      December 27, 2006
                                                                      Nine Months       (inception)
                                                                        Ended             through
                                                                      January 31,        January 31,
                                                                         2008               2008
                                                                       --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                    $(10,274)          $(17,905)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Loans from Director                            8,100              8,731
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES            (2,174)            (9,174)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                1,000              2,500
  Additional paid-in capital                                             24,000             30,000
                                                                       --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            25,000             32,500
                                                                       --------           --------

NET INCREASE (DECREASE) IN CASH                                          22,826             23,326

CASH AT BEGINNING OF PERIOD                                                 500                 --
                                                                       --------           --------

CASH AT END OF YEAR                                                    $ 23,326           $ 23,326
                                                                       ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                             $     --           $     --
                                                                       ========           ========
  Income Taxes                                                         $     --           $     --
                                                                       ========           ========


                       See Notes to Financial Statements

                              CANUSA CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

                              CANUSA CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              CANUSA CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

                              CANUSA CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 17,905 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Tsiodras has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Tsiodras was $ 8,731 on January 31, 2008.

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

Beginning October 10, 2007 the Company began receiving proceeds from a "best efforts", all or none offering. The company was not able to spend any of the proceeds unless all the shares were sold and all proceeds were received. The

                              CANUSA CAPITAL CORP.
                         (AN EXPLORATION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


closing date for the offering was November 30, 2007. The final funds deposit was December 4, 2007. As of January 31, 2008 1,000,000 shares of common stock were sold for cash in the amount of $0.025 per share for a total of $ 25,000.

As of January 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

Common stock, $0.001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

BUSINESS

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in Esmeralda County, State of Nevada that we call the "Dap Property." We are currently conducting mineral exploration activities on the Dap Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Dap Property.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $2,133 for the three months ended January 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of January 31, 2008, there was $8,731 owed to a director of the company, for which there is no specific terms of repayment.

Our net loss from inception through January 31, 2008 was $17,905.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2008 was $23,326. In order to achieve our exploration program goals, we needed the funding from the offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-144279 which became effective on July 11, 2007. The closing date for the offering was November 30, 2007. The final funds deposit was December 4, 2007. As of January 31, 2008, 308,000 shares of common stock were sold for cash in the amount of $0.025 per share for a total of $9,500.

If we experience a shortage of funds prior to completing our first two exploration phases we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $20,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $23,000.

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

ITEM 4. CONTROLS AND PROCEDURES.

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS.

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

March 10, 2008               Canusa Capital Corp., Registrant


                             By: /s/ Janet Janes
                                 -----------------------------------------------
                                 Janet Janes, President and Chief Executive
                                 Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 10, 2008               Canusa Capital Corp., Registrant


                             By: /s/ Janet Janes
                                 -----------------------------------------------
                                 Janet Janes, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)