Form 10-K
period 2008-04-30
Canusa Capital Corp.
filed 2008-07-23
CIK 1404433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURUTIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2008

                        Commission File Number 333-144279


                              CANUSA CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                68220 Espada Road
                            Cathedral City, CA 92234
         .(Address of principal executive offices, including zip code.)

                                  (760)325-4497
                     (telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated Filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a Smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of April 30, 2008, the registrant had 2,500,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of April 30, 2008.

                              CANUSA CAPITAL CORP.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       13
Item 2.  Properties                                                         17
Item 3.  Legal Proceedings                                                  17
Item 4.  Submission of Matters to a Vote of Securities Holders              18

                               Part II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                  18
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Plan of Operation                                              19
Item 8.  Financial Statements                                               22
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           32
Item 9A. Controls and Procedures                                            32

                              Part III

Item 10. Directors and Executive Officers                                   32
Item 11. Executive Compensation                                             34
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                    35
Item 13. Certain Relationships and Related Transactions                     36
Item 14. Principal Accounting Fees and Services                             36

                               Part IV

Item 15. Exhibits                                                           37

Signatures                                                                  37

                                     PART I

FORWARD LOOKING STATEMENTS

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties. We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses. No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.

All written forward-looking statements, made in connection with this Form 10-K that are attributable to us or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements. Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

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

ITEM 1. BUSINESS

GENERAL INFORMATION

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

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

We currently utilize space provided to us on a rent free basis from our officer and director, Janet Janes at 68220 Espada Road, Cathedral City, CA 92234. Management believes the current premises are sufficient for its needs at this time. Our fiscal year end is April 30th.

As of April 30, 2008 we had generated no revenues. We have been issued an opinion by our auditor that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We have a total of 100,000,000 authorized common shares with a par value of $0.001 per share with 2,500,000 common shares issued and outstanding as of April 30, 2008. We completed a Form SB-2 Registration Statement under the Securities Act of 1933 with the U.S. Securities and Exchange Commission registering 1,000,000 shares of our common stock at the selling price of $0.025 per share. The offering was completed with total proceeds to the company of $25,000.

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical terms are used in this annual report:

Aeromagnetic survey             A magnetic survey conducted from the air
                                normally using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

Alluvial                        Consolidated sediments that are carried and
                                hence deposited by a stream or river. In the
                                southwest USA most in filled valleys often
                                between mountain ranges were deposited with
                                alluvium.
Andesitic to basaltic
composition                     A range of rock description using the chemical
                                make-up or mineral norms of the same.

Aphanitic                       Fine grained crystalline texture.

Blind-Basin                     A basin practically closed off by enveloping
                                rock exposures making the central portion of unconsolidated alluvial basin isolated.

Colluvium                       Loose, unconsolidated material usually derived
                                by gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

Desert Wash                     Out-wash in dry (desert) or arid areas of
                                colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

Elongate Basin                  A longer than wide depression that could be
                                favorable to in-filling by material from adjacent eroding mountains.

Formation                       The fundamental unit of similar rock assemblages
                                used in stratigraphy.

Intermontane belt               Between mountains (ranges), a usually longer
                                than wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

Lode mineral claim (Nevada)     With a maximum area contained within 1500' long
                                by 600' wide = 20.66 acres.

Nuees Ardante or Ladu           An extremely hot, gaseous, somewhat horizontally
                                ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

Overburden or Drift Cover       Any loose material which overlies bedrock.

Plagioclase feldspar            A specific range of chemical composition of
                                common or abundant rock forming silicate minerals.

Playa The lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

Plutonic, igneous or
intrusive rock                  Usually a medium to coarser grain sized
                                crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, form smallest to largest.

Porphyritic in augite           Large prophyroblasts or crystals of a specific
pyroxene                        rock-forming mineral, i.e. augite occurring
                                within a matrix of finer grained rock-forming minerals.

Quarternary                     The youngest period of the Cenozoic era.

Snow equivalent                 Approximately 1" of precipitation (rain) = 1'
                                snow.

Syenite Coarse grained, alkalic, low in quartz intrusive rock.

Trachyte                        Fine grained or glassy equivalent of a syenite.

Volcaniclastic                  Angular to rounded particles of a wide range of
                                size within (a welded) finer grain-sized matrix of volcanic origin.

ACQUISITION OF THE DAP PROPERTY

In February, 2007, we purchased a 100% undivided interest in a mineral claim known as the Dap 1-4 Mineral Claims for a price of $7,000. The claims are staked and recorded in the name of Canusa Capital Corp. and are in good standing until September 1, 2008.

                      [MAP SHOWING THE PROPERTY LOCATION]

We engaged James McLeod, P.Geo. to prepare a geological evaluation report on the Dap Property. Mr. Mcleod is a consulting professional engineer in the Geological Section of the Association of Professional Engineers and Geoscientists of British Columbia and a Fellow of the Geological Association of Canada. Mr. McLeod attended the University of British Columbia and holds a Bachelor of Science degree in geology.

The work completed by Mr. McLeod in preparing the geological report consisted of a review of geological data from previous exploration within the region. The acquisition of this data involved the research and investigation of historical files to locate and retrieve data information acquired by previous exploration companies in the area of the mineral claims.

We received the geological evaluation report on the Dap Property entitled "Review and Recommendations Dap 1-4 Mineral Claims North Paymaster Canyon, Esmeralda County, Nevada, USA" prepared by Mr. McLeod on February 22, 2007. The geological report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The description of the Dap Property provided below is based on Mr. McLeod's report.

DESCRIPTION OF PROPERTY

The property owned by Canusa Capital, on which the net proceeds of our recent offering will be spent, is the Dap 1-4 Mineral Claims which is comprised of four contiguous claims totaling 82.64 acres, located in Esmeralda County, Nevada, USA.

The Dap Property lies in the west central area of the State of Nevada southwest of the town of Tonopah and is accessible from Highway 95 by traveling south of the Town for 11 miles to the Paymaster Canyon cut-off and then traveling southwest for 6 miles to the property.
The claims were recorded with the County and the Bureau of Land Management. In August, 2008, we will be required to make a filing that discloses our intent to do field work and record it as assessment work with the BLM.

Dap Property, recorded with the Bureau of Land Management as follows:

     Name of Mineral Claim      Transaction Number        Annual Filing Due
     ---------------------      ------------------        -----------------

          Dap 1-4                    1493131              September 1, 2008

                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" to 8" of precipitation annually of which about 20% may occur as a snow equivalent. This amount of annual precipitation reflects a climatic classification of arid to semi-arid. The summers can experience hot weather; middle 60's to 70's F (degrees) average with high spells of 100+F (degrees) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average for January of from the high 20's to the low 40's F (degrees) with low spells down to -20F (degrees).

The claim area ranges in elevation from 5,580' to 5,830' mean sea level. The physiographic setting of the property can be described as open desert in the valleys within a mosaic of rugged mountain ranges in an interior plateau setting. The area has been altered on the surface both by fluvial and wind erosion and the depositional (drift cover) effects of in-filling. Thickness of drift cover in the valleys may vary considerable. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed by drilling wells where allowed.

The physiography of the Dap mineral claim area is low rounded to high rugged mountainous ranges that in the immediate area are arcuate in topographic shape with intervening broader valleys. Much of this area with many broad open valleys and spiny mountain ridges hosts sagebrush and other desert plants on the low hill slopes. Joshua trees and cacti, such as the prickly pear grow as far north as Goldfield. Juniper and pinion growing above 6,500' with pinion becoming more dominant at higher elevations. At elevations in the range of 7,500' along water courses can be found small groves of trembling aspen.

INFRASTRUCTURE

The town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the City of Las Vegas lying 209 miles by paved road (Highway 95) to the south.

Infrastructure such as highways and secondary roads, communications, accommodations and supplies that are essential to carrying-out an exploration and development program are at hand, between Tonopah, Goldfield and Las Vegas. There is not a plant or any equipment currently located on the property. The initial exploration phases will be supported by generators. Water required for exploration and development of the claim is available.

PROPERTY HISTORY

To our knowledge, there has been no previous exploration or mining operations on the Dap Property.

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale Coal Field, 1913; Divide Silver Mining

District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. The oldest units are found to occur in the southeast corner of the state along the Colorado River. The bedrock units exhibit a north-south fabric of alternating west-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults on the west and east walls of Paymaster Canyon (see Figure 3a). Faulting plays a large part in many areas of Nevada and an even larger part in the emplacement of mineral occurrences and ore bodies.

LOCAL GEOLOGY

The local geology about the Paymaster Canyon, which lies approximately 15 air miles to the southwest of Tonopah, NV, reveals a North-South trending, elongate or elliptical blind-basin bounded, i.e. closed off around much of its perimeter by rock exposures.

Throughout this outcropping ring-shaped feature are abundant, scattered rock exposures of Lower - Middle Paleozoic carbonate and aphanitic to very fine grain sized sediments, as quartzite, siltstone, claystone and more abundant limestone. Some traditional metamorphic rocks are interlayered.
Jurassic and more abundant Tertiary age intrusive rocks dominate the northern end of the canyon ring while older Lower Paleozoic sedimentary and lesser metamorphic equivalents are more abundant in the southern part of the Paymaster basin.

PROPERTY GEOLOGY AND MINERALIZATION

The geology of the Dap Property area may be described as being covered by Quaternary desert wash, collovium, alluvium and playa deposits and some Lower Paleozoic limestone. This young covered basin within a larger surrounding area of rock exposure and known mineral occurrences exhibiting a good geological setting and an excellent target area in which to conduce mineral exploration.

Thrust faulting is abundant within the periphery rock exposures at the north-end of the Paymaster Canyon with younger Ordovician limestone and shale units lying on the older Lower Cambrian sedimentary rock units. The oldest meta-sedimentary units can be overlain by granitic rocks of Jurassic age or Tertiary age volcanic rock on andesite to rhyolite composition.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared bedrock could be sought after in those areas.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

CONCLUSIONS OF GEOLOGICAL REPORT

The geological evaluation report we obtained on the Dap Property states the property is favorably located for the possible discovery of a large, probably low grade mineral deposit of base and/or precious metals or other mineral of soft economic consideration that have open pit and/or underground mining potential. If such a deposit exists, it may occur under the drift or overburden covered areas of the Dap 1-4 mineral claims.

RECOMMENDATIONS OF GEOLOGICAL REPORT AND THE GEOLOGICAL EXPLORATION PROGRAM

In his geological report, Mr. McLeod, recommended that a three phase continuing exploration program be undertaken on the property. The three phase program consists of the following:

 Phase          Exploration Program                      Cost                   Status
 -----          -------------------                      ----                   ------
Phase 1     Detailed Prospecting, mapping              $10,000      Currently being undertaken.
            and soil geochemistry.

Phase 2     Magnetometer and VLF electromagnetic,      $10,000      Expected to be completed in Fall, 2008
            grid controlled surveys over the areas                  (depending on the results of Phase 1,
            of interest determined by the Phase 1                   and consulting geologist's schedule).
            survey. Included in this estimated cost
            is transportation, accommodation, board,
            grid installation, two geophysical
            surveys, maps and report

Phase 3     Induced polarization survey over grid      $30,000      Expected to be completed in 2009
            controlled anomalous area of interest                   (depending on the results of Phase 2,
            outlined by Phase 1 and 2 fieldwork. Hoe                and consulting geologist's schedule.)
            or bulldozer trenching, mapping and
            sampling of bedrock anomalies. Includes
            assays, detailed maps and reports.

            TOTAL ESTIMATED COST                       $50,000

COMPETITION

We are an exploration stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees other than our officer and directors. Ms. Janes, an officer and director, and Mr. Tsiodras, a director, currently devote approximately 5 - 6 hours per week to company matters. In the future they plan to devote as much time as the board of directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees. We conduct our business largely through consultants.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We are required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We are also subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements, including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY, HAVE RECENTLY AUTHORIZED THE COMMENCEMENT OF EXPLORATION ACTIVITIES ON OUR CLAIMS BUT HAVE NOT YET RECEIVED ANY RESULTS FROM THE GEOLOGIST. WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We have authorized the geologist to begin phase one of the exploration program on the Dap 1-4 Mineral Claims but have not yet received any results. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on December 27, 2006 and to date have been involved primarily in organizational activities and the acquisition of the mineral claims. We have not earned any revenues. Investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if production of minerals from the claims, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO GENERATE REVENUE OR RAISE FINANCING IF REQUIRED. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $24,875 for the period from our inception on December 27, 2006 to April 30, 2008, and have no revenues to date. Our future is dependent upon future profitable operations from the development of our mineral claims or our ability to obtain financing. These factors raise substantial doubt that we will be able to continue as a going concern. George Stewart, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. If we are not able to complete our business plan we may have to liquidate our business and investors may lose their investment.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Dap Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Dap Property would be an exploratory search of any minerals There is no certainty that any expenditures made in the exploration of the Dap Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no known mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Dap Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.
Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;

     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

     (d) An assessment of all material to be left on the surface will need to be environmentally benign;

     (e)  Ground water will have to be monitored for any potential contaminants;

     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and

     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTORS DO NOT HAVE FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer is Janet Janes. Our directors are Janet Janes and Athanasios Tsiodras. Neither Ms. Janes nor Mr. Tsiodras have any formal training as a geologist or in the technical aspects of management of a mineral exploration company. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, and the claim has been staked per Nevada regulations. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

BECAUSE WE HAVE NOT SURVEYED THE DAP 1-4 CLAIMS, WE MAY DISCOVER MINERALIZATION ON THE CLAIMS THAT IS NOT WITHIN OUR CLAIM BOUNDARIES.

While we have conducted a mineral claim title search, this should not be construed as a guarantee of claim boundaries. Until he claim is surveyed, the precise location of the boundaries of the claim may be in doubt. If we discover mineralization that is close to the claim boundaries, it is possible that some or all of the mineralization may occur outside the boundaries. In such a case we would not have the right to extract those minerals.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND DIRECTORS HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Ms. Janet Janes, our officer and director, and Mr. Athanasios Tsiodras, our director, currently devotes approximately 5 - 6 hours per week providing management services to us. While they presently possess adequate time to attend to our interest, it is possible that the demands on them from other obligations could increase, with the result that they would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. We purchased the Dap Property at a cost of $7,000. Title to the Dap Property is held by Canusa Capital Corp. We currently utilize space provided to us on a rent free basis from our officer and director, Janet Janes at 68220 Espada Road, Cathedral City, CA 92234. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended April 30, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock was listed on the OTC Bulletin Board on February 13, 2008. The symbol is CUSA. There has been no active trading and no high or low bid prices.

Of the 2,500,000 shares of common stock outstanding as of April 30, 2008, 1,500,000 shares are owned by Athanasios Tsiodras, a director, and may only be resold in compliance with Rule 144 of the Securities Act of 1933.

As of April 30, 2008, we have 2,500,000 shares of $0.001 par value common stock issued and outstanding held by 31 shareholders of record.

The stock transfer agent for our securities is Signature Stock Transfer, Inc.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. Any future determination to pay dividends will be at the discretion of the Board of Directors and will be dependent upon then existing conditions, including our financial condition and results of operations, capital requirements, contractual restrictions, business prospects, and other factors that the board of directors considers relevant.

SECTION RULE 15(g) OF THE SECURITIES EXCHANGE ACT OF 1934

The Company's shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as "bid" and "offer" quotes, a dealers "spread" and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, FINRA's toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We do not have any equity compensation plans.

SECTION 16(a)

Based solely upon a review of Form 3 and 4 furnished by us under Rule 16a-3(d) of the Securities Exchange Act of 1934, we are not aware of any individual who failed to file a required report on a timely basis required by Section 16(a) of the Securities Exchange Act of 1934.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER AND AFFILIATED PURCHASERS

There were no purchases of shares of our common stock by us or any affiliated purchasers during the year ended April 30, 2008.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $17,244 for the year ended April 30, 2008. For the year ended April 30, 2007 we incurred operating expenses of $7,631. These expenses consisted of exploration costs, general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of April 30, 2008, there was $8,731 owed to a director of the company, for which there is no specific terms of repayment.

Our net loss from inception through April 30, 2008 was $24,875.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at April 30, 2008 was $16,356. If we experience a shortage of funds prior to completing our first two exploration phases we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

PLAN OF OPERATION

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $15,000 we anticipate spending for the remainder of the first two phases of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $18,000.

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

We have authorized James McLeod, the professional geologist, who prepared the geology report on the Dap mining claims, to commence the first phase of our exploration program which consists of detailed prospecting, mapping and soil geochemistry. We have a verbal agreement with Mr. McLeod to retain his services for all of our planned exploration program. We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Canusa Capital, Corp.

I have audited the accompanying balance sheets of Canusa Capital, Corp. (An Exploration Stage Company) as of April 30, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from December 27, 2006 (inception), to April 30, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Canusa Capital, Corp., (An Exploration Stage Company) as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from December 27, 2006 (inception), to April 30, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ George Stewart, CPA
---------------------------------
Seattle, Washington
July 11, 2008

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           April 30,          April 30,
                                                                             2008               2007
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 16,337           $    500
  Savings                                                                        19
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         16,356                500

OTHER ASSETS                                                                     --                 --
                                                                           --------           --------
TOTAL OTHER ASSETS                                                               --                 --
                                                                           --------           --------

      TOTAL ASSETS                                                         $ 16,356           $    500
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                       $  8,731           $    631
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     8,731                631

      TOTAL LIABILITIES                                                       8,731                631

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of January 31, 2008 and April 30, 2007 respectively                     2,500              1,500
  Additional paid-in capital                                                 30,000              6,000
  Deficit accumulated during Development stage                              (24,875)            (7,631)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    7,625               (131)
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 16,356           $    500
                                                                           ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                       December 27, 2006
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                  April 30,            April 30,            April 30,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
   Revenues                                      $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    17,244                7,631               24,875
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (17,244)              (7,631)             (24,875)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (17,244)          $   (7,631)          $  (24,875)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.01)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                       1,960,492            1,500,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From December 27, 2006 (Inception) through April 30, 2008
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                                   Common        Additional   Development
                                    Common         Stock          Paid-in       During
                                    Stock          Amount         Capital        Stage          Total
                                    -----          ------         -------        -----          -----
BALANCE, DECEMBER 27, 2006               --       $    --       $     --      $      --       $     --

Stock issued for cash on
 December 27, 2006 @ $0.005
 per share                        1,500,000         1,500          6,000             --          7,500

Net loss,  April 30, 2007                                                        (7,631)        (7,631)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2007           1,500,000       $ 1,500       $  6,000      $  (7,631)      $   (131)
                                 ==========       =======       ========      =========       ========
Stock issued for cash
 on Oct 10, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 19, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 22, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 24, 2007 @$0.025             60,000            60          1,440                         1,500
Stock issued for cash
 on Oct 26, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Oct 31, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Nov 1, 2007 @$0.025              80,000            80          1,920                         2,000
Stock issued for cash
 on Dec. 4, 2007 @$0.025            540,000           540         12,960                        13,500

Net loss, April 30, 2008                                                        (17,244)       (17,244)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2008           2,500,000       $ 2,500       $ 30,000      $ (24,875)      $  7,625
                                 ==========       =======       ========      =========       ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                  December 27, 2006
                                                                                                     (inception)
                                                                  Year Ended        Year Ended         through
                                                                   April 30,         April 30,        April 30,
                                                                     2008              2007             2008
                                                                   --------          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                $(17,244)         $ (7,631)        $(24,875)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
     Increase (Decrease) in Loans from Director                    $  8,100          $    631         $  8,731
                                                                   --------          --------         --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        (9,144)           (7,000)         (16,144)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            --                --               --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                            1,000             1,500            2,500
  Additional paid-in capital                                         24,000             6,000           30,000
                                                                   --------          --------         --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES        25,000             7,500           32,500
                                                                   --------          --------         --------

NET INCREASE (DECREASE) IN CASH                                      15,856               500           16,356

CASH AT BEGINNING OF PERIOD                                             500                --               --
                                                                   --------          --------         --------

CASH AT END OF YEAR                                                $ 16,356          $    500         $ 16,356
                                                                   ========          ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                         $     --          $     --         $     --
                                                                   ========          ========         ========

  Income Taxes                                                     $     --          $     --         $     --
                                                                   ========          ========         ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             April 30, 2008 and 2007


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             April 30, 2008 and 2007


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             April 30, 2008 and 2007


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             April 30, 2008 and 2007


NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 24,875 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Tsiodras has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Tsiodras was $ 8,731 on April 30, 2008.

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                             April 30, 2008 and 2007


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

As of April 30, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

Common stock, $0.001 par value: 100,000,000 shares authorized; 2,500,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) of the Securities Exchange Act of 1934, or the "Exchange Act." This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. Our management, including our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

There were no changes to our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and directors are as follows:

Name and Address of Executive
    Officer and Directors               Age                   Position
    ---------------------               ---                   --------

Janet Janes                             51       President, Secretary, Treasurer
68220 Espada Road                                and Director
Cathedral City, CA 92234

Athanasios Tsiodras                     30       Director
Korinthou 46
21200 Argos, Argolidos
Greece

The foregoing persons are promoters of Canusa Capital Corp., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933.

Neither Ms. Janes nor Mr. Tsiodras have any formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. Their prior business experiences have not been in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Members of our Board of Directors are appointed to hold office until the next annual meeting of our stockholders or until his or her successor is elected and qualified, or until he or she resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officers are appointed by our Board of Directors and hold office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and directors. Ms. Janes and Mr. Tsiodras currently devote approximately 5 - 6 hours per week to company matters. After receiving funding per our business plan Ms. Janes and Mr. Tsiodras intend to devote as much time as the board of directors deem necessary to manage the affairs of the company.

No executive officer or director of the corporation has been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

No executive officer or director or the corporation has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding which is currently pending. We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Dap Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUMES

JANET JANES serves as Secretary, Treasurer of Canusa Capital Corp. since April, 2007 and President and Director since June, 2007 to current. From 1999 to 2007, Ms. Janes owns and operates Janet E. Janes Bookkeeping Services located in Cathedral City, CA. She contracts bookkeeping services to various businesses including retail, financial, medical and transportation companies From 1993 to 1999, Ms. Janes owned and operated Janet E. Janes Bookkeeping Services in Nanaimo, British Columbia.

ATHANASIOS TSIODRAS served as president of Canusa Capital Corp. since inception until June, 2007 and serves as director since inception December, 2006 to current. From 1998 to 2007, Mr. Tsiodras is the proprietor and operates Argos Tours, a travel agency located in Argos, Argolidos, Greece. Mr. Tsiodras is responsible for all managerial duties associated with the travel industry specializing in cruises and group tours in Greece and worldwide. From 1997 to 1998, he worked as a travel agent at Argos Tours. From 1995 to 1997, Mr. Tsiodras majored in English at College Platon.

CODE OF ETHICS

We do not currently have a code of ethics, because we have only limited business operations and only one officer and two directors, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current officer is Janet Janes. The current Board of Directors is comprised of Janet Janes and Athanasios Tsiodras.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to April 30, 2007, our most recently completed fiscal year:

                                          Annual Compensation                 Long Term Compensation
                                   ---------------------------------    ---------------------------------
                                                                        Restricted
                                                        Other Annual      Stock     Options/*    LTIP         All Other
Name           Title        Year   Salary($)   Bonus    Compensation     Awarded     SARs(#)   payouts($)   Compensation
----           -----        ----   ---------   -----    ------------     -------     -------   ----------   ------------
Janet Jane   President,     2008     $0         $0           $0            $0         $0          $0             $0
             Secretary,     2007     $0         $0           $0            $0         $0          $0             $0
             Treasurer,
             and Director

Athanasios   Director       2008     $0         $0           $0            $0         $0          $0             $0
Tsiodras                    2007     $0         $0           $0            $0         $0          $0             $0
                            2006     $0         $0           $0            $0         $0          $0             $0

There are no current employment agreements between the company and its officer or directors.

On December 27, 2006, a total of 1,500,000 shares of common stock were issued to Mr. Tsiodras in exchange for cash in the amount of $7,500 or $.005 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of directors, as if it could have been made with an unaffiliated third party.

Ms. Janes and Mr. Tsiodras currently devote approximately 5 - 6 hours per week to manage the affairs of the company. They have agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or directors or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 30, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                              Amount and Nature
                                                                of Beneficial         Percentage of
Title of Class     Name and Address of Beneficial Owner           Ownership          Common Stock(1)
--------------     ------------------------------------           ---------          ---------------
Common Stock       Athanasios Tsiodras, Director                  1,500,000
                   Korinthou 46                                     Direct                60%
                   21200 Argos
                   Argolidos
                   Greece

Common Stock       Officer and Directors as a Group               1,500,000               60%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock       Athanasios Tsiodras, Director                  1,500,000
                   Korinthou 46                                     Direct                60%
                   21200 Argos
                   Argolidos
                   Greece

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on April 30, 2008. As of April 30, 2008, there were 2,500,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Ms. Janes and Mr. Tsiodras were not paid for any underwriting services that they performed on our behalf with respect to our recent offering. They will also not receive any interest on any funds that they may advance to us for expenses incurred.

On December 27, 2006, a total of 1,500,000 shares of Common Stock was issued to Mr. Tsiodras in exchange for $7,500, or $.0.005 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company. (See "Principal Stockholders".)

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The total fees charged to the company for audit services, including quarterly reviews, were $2,900, audit-related services were $3,900, tax services were $Nil and other services were $Nil during the year ended April 30, 2008.

There were no fees charged to the company for audit services, audit-related services, tax services or other services for the year ended April 30, 2007.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                      Description
     ------                      -----------

        3(i)             Articles of Incorporation*
        3(ii)            Bylaws*
       31.1              Sec. 302 Certification of CEO
       31.2              Sec. 302 Certification of CFO
       32.1              Sec. 906 Certification of CEO
       32.2              Sec. 906 Certification of CFO

----------
* Included in our SB-2 filing under Commission File Number 333-144279.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 22, 2008                          Canusa Capital Corp., Registrant


                                       By: /s/ Janet Janes
                                           -------------------------------------
                                           Janet Janes, President and
                                           Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

July 22, 2008                          Canusa Capital Corp., Registrant


                                       By: /s/ Janet Janes
                                           -------------------------------------
                                           Janet Janes, President, Secretary and
                                           Treasurer Chief Financial Officer
                                           (Principal Executive Officer and
                                           Principal Accounting Officer)