Form 10-Q
period 2008-07-31
Canusa Capital Corp.
filed 2008-09-08
CIK 1404433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

                        Commission File Number 333-144279


                              CANUSA CAPITAL CORP.
             (Exact name of registrant as specified in its charter)

                                    Delaware
         (State or other jurisdiction of incorporation or organization)

                                68220 Espada Road
                            Cathedral City, CA 92234
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of July 31, 2008

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended July 31, 2008, prepared by the company, immediately follow.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                           July 31,           April 30,
                                                                             2008               2008
                                                                           --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                     $ 12,564           $ 16,337
  Savings                                                                         4                 19
                                                                           --------           --------
TOTAL CURRENT ASSETS                                                         12,568             16,356

OTHER ASSETS                                                                     --                 --
                                                                           --------           --------
TOTAL OTHER ASSETS                                                               --                 --
                                                                           --------           --------

      TOTAL ASSETS                                                         $ 12,568           $ 16,356
                                                                           ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                       $  8,731           $  8,731
                                                                           --------           --------
TOTAL CURRENT LIABILITIES                                                     8,731              8,731

TOTAL LIABILITIES                                                             8,731              8,731

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares authorized;
   2,500,000 and 1,500,000 shares issued and outstanding
   as of July 31, 2008 and April 30, 2008 respectively                        2,500              2,500
  Additional paid-in capital                                                 30,000             30,000
  Deficit accumulated during Development stage                              (28,663)           (24,875)
                                                                           --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    3,837              7,625
                                                                           --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                             $ 12,568           $ 16,356
                                                                           ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                        December 27, 2006
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                  July 31,             July 31,             July 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     3,787                6,069               28,663
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (3,787)              (6,069)             (28,663)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (3,787)          $   (6,069)          $  (28,663)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,500,000            1,500,000
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
            From December 27, 2006 (Inception) through July 31, 2008
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                                   Common        Additional     During
                                    Common         Stock          Paid-in     Development
                                    Stock          Amount         Capital        Stage          Total
                                    -----          ------         -------        -----          -----
BALANCE, DECEMBER 27, 2006               --       $    --       $     --      $      --       $     --

Stock issued for cash on
 December 27, 2006 @ $0.005
 per share                        1,500,000         1,500          6,000             --          7,500

Net loss,  April 30, 2007                                                        (7,631)        (7,631)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2007           1,500,000       $ 1,500       $  6,000      $  (7,631)      $   (131)
                                 ==========       =======       ========      =========       ========
Stock issued for cash
 on Oct 10, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 19, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 22, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 24, 2007 @$0.025             60,000            60          1,440                         1,500
Stock issued for cash
 on Oct 26, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Oct 31, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Nov 1, 2007 @$0.025              80,000            80          1,920                         2,000
Stock issued for cash
 on Dec. 4, 2007 @$0.025            540,000           540         12,960                        13,500

Net loss, April 30, 2008                                                        (17,244)       (17,244)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2008           2,500,000         2,500         30,000        (24,875)         7,625
                                 ==========       =======       ========      =========       ========

Net loss, July 31, 2008                                                          (3,788)        (3,788)
                                 ----------       -------       --------      ---------       --------

BALANCE, JULY 31, 2008            2,500,000       $ 2,500       $ 30,000      $ (28,663)      $  3,837
                                 ==========       =======       ========      =========       ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    December 27, 2006
                                                                Three Months       Three Months        (inception)
                                                                   Ended              Ended             through
                                                                  July 31,           July 31,           July 31,
                                                                    2008               2007               2008
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $ (3,787)          $ (6,069)          $(28,663)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                          (1)                --                 --

  Changes in operating assets and liabilities:
    Increase (Decrease) in Loans from Director                    $     --           $  6,000           $  8,731
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       (3,788)               (69)           (19,932)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --                 --              2,500
  Additional paid-in capital                                            --                 --             30,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --                 --             32,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                     (3,788)               (69)            12,568

CASH AT BEGINNING OF PERIOD                                         16,356                500                 --
                                                                  --------           --------           --------

CASH AT END OF YEAR                                               $ 12,568           $    431           $ 12,568
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========

  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                       See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended July 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 28,663 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Tsiodras has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Tsiodras was $ 8,731 on July 31, 2008.

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                  July 31, 2008


On January 31, 2008, the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share for a total of $ 25,000.

As of July 31, 2008 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

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

We incurred operating expenses of $3,787 for the three months ended July 31, 2008. For the same period ended July 31, 2007 operating expenses were $6,069. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of July 31, 2008, there was $8,731 owed to a director of the company, for which there is no specific terms of repayment.

Our net loss from inception through July 31, 2008 was $28,663.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at July 31, 2008 was $12,568. If we experience a shortage of funds prior to completing our first two exploration phases we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

PLAN OF OPERATION

Our plan of operation for the next twelve months is to complete the second phase of the exploration program on our claims consisting of magnetometer and VLF electromagnetic surveys, if the results of phase one warrants it. The geologist has completed the fieldwork and assay sections of phase one and is preparing his report. In addition to the $10,000 we anticipate spending for phase two of the exploration program as outlined below, we anticipate spending an additional $3,000 on professional fees, including fees payable in complying with reporting obligations, and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $13,000.

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

Phase 1     Detailed Prospecting, mapping and                $10,000  (fieldwork
            soil geochemistry                                         completed)

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

James McLeod, the professional geologist, who prepared the geology report on the Dap mining claims, commenced the first phase of our exploration program which consisted of detailed prospecting, mapping and soil geochemistry. He has completed the fieldwork and received the assay reports. He is currently preparing his report on the results which we should receive during the month of September 2008. We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

September 8, 2008            Canusa Capital Corp., Registrant


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

September 8, 2008            Canusa Capital Corp., Registrant


                             By: /s/ Janet Janes
                                 -----------------------------------------------
                                 Janet Janes, President, Secretary and Treasurer Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)