Form 10-Q
period 2009-01-31
Canusa Capital Corp.
filed 2009-03-06
CIK 1404433

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares as of January 31, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the period ended January 31, 2009, prepared by the company, immediately follow.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                                  Balance Sheet
--------------------------------------------------------------------------------

                                                                              January 31,         April 30,
                                                                                 2009               2008
                                                                               --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                         $    122           $ 16,337
  Savings                                                                             4                 19
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                                126             16,356

OTHER ASSETS                                                                         --                 --
                                                                               --------           --------
TOTAL OTHER ASSETS                                                                   --                 --
                                                                               --------           --------

      TOTAL ASSETS                                                             $    126           $ 16,356
                                                                               ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Loan from Director                                                           $ 11,947           $  8,731
                                                                               --------           --------
TOTAL CURRENT LIABILITIES                                                        11,947              8,731

      TOTAL LIABILITIES                                                          11,947              8,731

STOCKHOLDERS' EQUITY
  Common stock, ($0.001 par value, 100,000,000 shares
   authorized; 2,500,000 shares issued and outstanding
   as of January 31, 2009 and April 30, 2008 respectively                         2,500              2,500
  Additional paid-in capital                                                     30,000             30,000
  Deficit accumulated during Exploration stage                                  (44,321)           (24,875)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                      (11,821)             7,625
                                                                               --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                 $    126           $ 16,356
                                                                               ========           ========


                        See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                        December 27, 2006
                                         Three Months    Three Months     Nine Months     Nine Months      (inception)
                                            Ended           Ended           Ended           Ended           through
                                          January 31,     January 31,     January 31,     January 31,      January 31,
                                             2009            2008            2009            2008             2009
                                          ----------      ----------      ----------      ----------       ----------
REVENUES
  Revenues                                $       --      $       --      $       --      $       --       $       --
                                          ----------      ----------      ----------      ----------       ----------
TOTAL REVENUES                                    --              --

GENERAL & ADMINISTRATIVE EXPENSES              8,826           2,133          19,445          10,274           44,321
                                          ----------      ----------      ----------      ----------       ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES       (8,826)         (2,133)        (19,445)        (10,274)         (44,321)
                                          ----------      ----------      ----------      ----------       ----------

NET INCOME (LOSS)                         $   (8,826)     $   (2,133)     $  (19,445)     $  (10,274)      $  (44,321)
                                          ==========      ==========      ==========      ==========       ==========

BASIC EARNINGS PER SHARE                  $    (0.00)     $    (0.00)     $    (0.01)     $    (0.01)
                                          ==========      ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                 2,500,000       2,304,565       2,500,000       1,769,565
                                          ==========      ==========      ==========      ==========


                        See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
           From December 27, 2006 (Inception) through January 31, 2009
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                              Accumulated
                                                   Common        Additional     During
                                    Common         Stock          Paid-in     Exploration
                                    Stock          Amount         Capital        Stage          Total
                                    -----          ------         -------        -----          -----
BALANCE, DECEMBER 27, 2006               --       $    --       $     --      $      --       $     --

Stock issued for cash on
 December 27, 2006 @ $0.005
 per share                        1,500,000         1,500          6,000             --          7,500

Net loss, April 30, 2007                                                         (7,631)        (7,631)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2007           1,500,000         1,500          6,000         (7,631)          (131)
                                 ==========       =======       ========      =========       ========
Stock issued for cash
 on Oct 10, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 19, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 22, 2007 @$0.025             80,000            80          1,920                         2,000
Stock issued for cash
 on Oct 24, 2007 @$0.025             60,000            60          1,440                         1,500
Stock issued for cash
 on Oct 26, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Oct 31, 2007 @$0.025             40,000            40            960                         1,000
Stock issued for cash
 on Nov 1, 2007 @$0.025              80,000            80          1,920                         2,000
Stock issued for cash
 on Dec. 4, 2007 @$0.025            540,000           540         12,960                        13,500

Net loss, April 30, 2008                                                        (17,244)       (17,244)
                                 ----------       -------       --------      ---------       --------

BALANCE, APRIL 30, 2008           2,500,000         2,500         30,000        (24,875)         7,625
                                 ==========       =======       ========      =========       ========

Net loss, July 31, 2008                                                          (3,788)        (3,788)
                                 ----------       -------       --------      ---------       --------

BALANCE, JULY 31, 2008            2,500,000         2,500         30,000        (28,663)         3,837
                                 ==========       =======       ========      =========       ========

Net loss, October 31, 2008                                                       (6,832)        (6,832)
                                 ----------       -------       --------      ---------       --------

BALANCE, OCTOBER 31, 2008         2,500,000         2,500         30,000        (35,495)        (2,995)
                                 ==========       =======       ========      =========       ========

Net loss, January 31, 2009                                                       (8,826)        (8,826)
                                 ----------       -------       --------      ---------       --------

BALANCE, JANUARY 31, 2009         2,500,000       $ 2,500       $ 30,000      $ (44,321)      $(11,821)
                                 ==========       =======       ========      =========       ========

                        See Notes to Financial Statements

                              Canusa Capital corp.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                    December 27, 2006
                                                                 Nine Months        Nine Months        (inception)
                                                                   Ended              Ended             through
                                                                 January 31,        January 31,        January 31,
                                                                    2009               2008               2009
                                                                  --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                               $(19,445)          $(10,274)          $(44,321)
  Adjustments to reconcile net loss to net cash                         (1)                --                 --
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts Payable                          2,116                 --              2,116
    Increase (Decrease) in Loans from Director                       1,100              8,100              9,831
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      (16,230)            (2,174)           (32,374)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES           --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                              --              1,000              2,500
  Additional paid-in capital                                            --             24,000             30,000
                                                                  --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           --             25,000             32,500
                                                                  --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                    (16,230)            22,826                126

CASH AT BEGINNING OF PERIOD                                         16,356                500                 --
                                                                  --------           --------           --------

CASH AT END OF PERIOD                                             $    126           $ 23,326           $    126
                                                                  ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                        $     --           $     --           $     --
                                                                  ========           ========           ========
  Income Taxes                                                    $     --           $     --           $     --
                                                                  ========           ========           ========


                        See Notes to Financial Statements

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $44,321 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

While the company is seeking additional capital, Mr. Tsiodras has advanced funds to the company to pay for any costs incurred by it. These funds are interest free. The balance due Mr. Tsiodras was $ 11,947 on January 31, 2009.

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

                              Canusa Capital Corp.
                         (An Exploration Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

On December 27, 2006 the Company issued a total of 1,500,000 shares of common stock to one director for cash in the amount of $0.005 per share for a total of $7,500.

On January 31, 2008, the Company issued a total of 1,000,000 shares of common stock for cash in the amount of $0.025 per share for a total of $ 25,000.

As of January 31, 2009 the Company had 2,500,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

We incurred operating expenses of $8,826 for the three months ended January 31, 2009. For the same period ended January 31, 2008 operating expenses were $2,133. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. As of January 31, 2009, there was $11,947 owed to a director of the company, for which there is no specific terms of repayment. Our net loss from inception through January 31, 2009 was $44,321.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at January 31, 2009 was $126. If we experience a shortage of funds prior to completing our first two exploration phases we may utilize funds from a director who has informally agreed to advance funds to allow us to pay for business operations, however our director has no formal commitment, arrangement or legal obligation to advance or loan funds to us.

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

March 5, 2009                     Canusa Capital Corp., Registrant


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

March 5, 2009                     Canusa Capital Corp., Registrant


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