Form 10-Q
period 2009-06-30
DecisionPoint Systems, Inc.
filed 2009-08-19
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-144279	74-3209480
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes, Foothill Ranch, CA  92610-2609
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☑

The number of shares of common stock outstanding as of the close of business on August 19, 2009 was 28,000,000.

DECISIONPOINT SYSTEMS, INC.

PART I.            FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

	June 30, 2009	December 31,
	(unaudited)	2008
Current assets
Cash and cash equivalents	$504,160	$944,941
Accounts receivable, net	5,388,234	8,069,039
Inventory, net	1,492,544	2,643,466
Deferred costs	3,717,079	3,705,483
Prepaid expenses	27,976	25,059
Total current assets	11,129,993	15,387,988

Property and equipment, net	63,846	78,161

Other assets, net	115,318	97,875
Goodwill	4,860,663	4,860,663
Total assets	$16,169,820	$20,424,687

Current liabilities
Revolving credit facility	$1,848,765	$3,377,208
Current portion of debt	1,048,350	1,953,800
Accounts payable	8,097,983	7,864,693
Accrued liabilities	2,986,799	4,032,667
Unearned revenue	6,949,690	8,690,151
Current portion of deferred compensation	36,103	36,103
Total current liabilities	20,967,690	25,954,622

Long-term liabilities
Deferred compensation, net of current portion	199,484	235,587
Debt, net of current portion	-	2,866,024
Total liabilities	21,167,174	29,056,233

Commitments and contingencies

Stockholders’ equity (deficit)
Convertible preferred stock, $0.001 par value, authorized
10,000,000 shares, 975 and none shares issued and
outstanding, respectively	1	-
Common stock, $0.001 par value, authorized 100,000,000
shares, 28,000,000 and 12,243,224 shares issued
and outstanding, respectively	28,000	12,243
Additional paid-in capital	6,196,141	2,192,146
Accumulated deficit	(10,023,082)	(9,581,209)
Unearned ESOP shares	(1,198,414)	(1,254,726)
Total stockholders’ deficit	(4,997,354)	(8,631,546)
Total liabilities and stockholders' equity	$16,169,820	$20,424,687

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008

Net sales	$12,033,956	$15,395,405	$23,698,382	$28,492,490

Cost of sales	9,575,576	12,686,822	19,200,024	23,166,004

Gross profit	2,458,380	2,708,583	4,498,358	5,326,486

Selling, general and administrative expense	1,934,718	2,498,124	4,110,306	5,095,864

Operating income	523,662	210,459	388,052	230,622

Other income (expense):
Other expense, net	(248,675)	(504,747)	(222,151)	(615,297)
ESOP contribution, net	(28,156)	(26,752)	(56,312)	(53,504)
Interest expense	(203,808)	(348,027)	(472,921)	(657,686)
Total other expense	(480,639)	(879,526)	(751,384)	(1,326,487)

Net income (loss) before income taxes	43,023	(669,067)	(363,332)	(1,095,865)

Provision for income taxes	77,541	-	78,541	2,200

Net loss	$(34,518)	$(669,067)	$(441,873)	$(1,098,065)

Net Earnings per Share -
Basic and diluted	$(0.00)	$(0.05)	$(0.03)	$(0.09)

Weighted Average Shares Outstanding -
Basic and diluted	16,909,891	12,243,224	14,576,557	12,243,224

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit
Year Ended December 31, 2008 and Six Months Ended June 30, 2009
(Unaudited)

					Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	shares	amount	shares	amount	capital	deficit	shares	deficit

Balance at December 31, 2007	-	$-	12,243,224	$12,243	$2,142,448	$(8,691,146)	$(1,361,733)	$(7,898,188)

Stock-based compensation	-	-	-	-	49,698	-	-	49,698
Principal payment from ESOP	-	-	-	-	-	-	107,007	107,007
Net loss for the year ended December 31, 2008	-	-	-	-	-	(890,063)	-	(890,063)
Balance at December 31, 2008	-	-	12,243,224	12,243	2,192,146	(9,581,209)	(1,254,726)	(8,631,546)

Preferred shares sold in private placement	560	1	-	-	312,739	-	-	312,740
A-Warrants issued in connection with preferred stock	-	-	-	-	142,740	-	-	142,740
B-Warrants issued in connection with preferred stock	-	-	-	-	104,520	-	-	104,520
Reverse merger transaction:
Elimination of accumulated deficit	-	-	-	-	(38,000)	-	-	(38,000)
Previously issued Canusa Capital Corp. stock	-	-	8,000,000	8,000	30,000	-	-	38,000
Conversion of bridge notes upon event of merger	415	-		-	415,000	-	-	415,000
Conversion of subordinated notes upon event of merger	-	-	7,756,776	7,757	2,786,767	-	-	2,794,524
Beneficial conversion feature of convertible debenture	-	-	-	-	96,361	-	-	96,361
Warrants issued with convertible debenture	-	-	-	-	128,639	-	-	128,639
Stock-based compensation	-	-	-	-	25,229	-	-	25,229
Principal payment from ESOP	-	-	-	-	-	-	56,312	56,312
Net loss for the six months ended June 30, 2009	-	-	-	-	-	(441,873)	-	(441,873)
Balance at June 30, 2009	975	$1	28,000,000	$28,000	$6,196,141	$(10,023,082)	$(1,198,414)	$(4,997,354)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Net loss	$(441,873)	$(1,098,065)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,613	21,259
Amortization of deferred financing costs and debt discounts	36,563	12,187
Allowance for doubtful accounts	75,000	102,651
Inventory allowance	15,000	25,000
Stock-based compensation	25,229	-
Write off of investment	-	632,500

Changes in operating assets and liabilities:
Accounts receivable	2,605,805	(365,595)
Inventory	1,135,922	(1,532,131)
Deferred costs	(11,596)	186,714
Prepaid expenses	(2,917)	(12,620)
Other assets	73,911	(12,508)
Accounts payable	233,290	1,220,508
Accrued liabilities	(1,045,868)	1,346,413
Unearned revenue	(1,740,461)	947,654
Deferred compensation	(36,103)	-

Net cash provided by operating activities	941,515	1,473,967

Cash flows from investing activities
Additions to property & equipment	(5,298)	(5,172)

Net cash used in investing activities	(5,298)	(5,172)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2009	2008

Cash flows from financing activities
Borrowings from revolving credit facility	24,494,050	28,334,000
Repayments of revolving credit facility	(26,022,493)	(29,822,708)
Repayments note payable to bank	(300,000)	(300,000)
Repayments note payable, seller of CCS	(172,367)	-
Repayments note payable, bridge note	(100,000)	-
Issuance of convertible preferred stock	560,000	-
Proceeds from sale of convertible note, net of issuance costs	192,500	-
Paid financing costs	(85,000)	-
Proceeds from ESOP contribution	56,312	53,504

Net cash used in financing activities	(1,376,998)	(1,735,204)

Net decrease in cash and cash equivalents	(440,781)	(266,409)

Cash at beginning of period	944,941	597,524

Cash at end of period	$504,160	$331,115

Supplemental disclosure of non-cash activities:
Interest paid	$362,661	$678,049
Income taxes paid	8,430	2,200

Supplemental disclosure of non-cash financing activities:
Conversion of bridge notes payable to preferred stock	415,000	-
Conversion of subordinated debt	2,794,524	-
Issuance of common stock in connection with the stock dividend	11,243	-
Issuance of common stock in connection with the Merger	8,000	-
Issuance of common stock in connection with the conversion
of debt to equity	7,757	-
A-Warrants issued in connection with preferred stock	142,740	-
B-Warrants issued in connection with preferred stock	104,520	-
Beneficial conversion feature of convertible debenture	96,361	-
Warrants issued with convertible debenture	128,639	-
Original issue discount in connection of note issuance	25,000	-

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc. (the “Company”) is a data collection systems integrator that sells and installs field mobility devices, software, and related bar coding equipment, and provides radio frequency identification solutions, more commonly known as “RFID”.  The Company also provides custom programming solutions.

The Company was incorporated on December 27, 2006 under the laws of the State of Delaware at which time its name was Canusa Capital Corp. or Canusa.  On June 17, 2009, the Company entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among the Company, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the merger as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”).  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

Description of the Merger – On June 18, 2009, the Company completed the Merger.  Immediately prior to the Merger, the Company had 2,500,000 common shares outstanding and Holding had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 of the outstanding shares of common stock owned by the Company’s Chief Executive Officer were cancelled.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 of the Company’s common stock.  After the Merger, shareholders of the Company’s 3,500,000 shares of common stock received a stock dividend of an additional seven shares for every share held.  This transaction was treated as a stock split for accounting purposes.

Following the Merger, the business conducted by the Company is the business conducted by DecisionPoint prior to the Merger.  In addition, the directors and officers of the Company were replaced by the directors and officers of Holding.

All references to share and per share amounts in this Quarterly Report have been restated to retroactively reflect the number of common shares of DecisionPoint Systems, Inc. common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in “SEC’s, Division of Corporation Finance Financial Reporting Manual” which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DecisionPoint is considered the acquirer in a reverse acquisition.  The historical consolidated financial statements in this Quarterly Report are those of DecisionPoint.  Effective on the closing date the Company adopted DecisionPoint’s year end of December 31st.

Canusa’s historical accumulated deficit for periods prior to June 18, 2009, in the amount of $38,000, was eliminated against additional-paid-in-capital, and the accompanying financial statements present the previously issued shares of Canusa common stock as having been issued pursuant to the Merger on June 18, 2009.  The shares of common stock of the Company issued to the Holding stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q adopted under the Securities Exchange Act of 1934, as amended.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, the accompanying consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended June 30, 2009, are not necessarily indicative of results for the full 2009 fiscal year or any other future interim periods.  Because the Merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, the financial statements for periods prior to June 18, 2009, reflect only the operations of DecisionPoint.

These consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements for DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2008, included in the Company’s audited consolidated financial statements in the Company’s current report on Form 8-K/A filed with the Securities and Exchange Commission (“SEC”) on August 18, 2009.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DecisionPoint.   All significant intercompany accounts and transactions have been eliminated in preparation of the consolidated financial statements.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of the consolidated financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the balance sheets net of valuation allowances of $650,000 and $575,000 as of June 30, 2009 and December 31, 2008, respectively.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the balance sheets net of a valuation allowance of $190,000 and $175,000 as of June 30, 2009 and December 31, 2008, respectively.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Property and Equipment - Property and equipment are recorded at cost.  Depreciation and amortization expenses are calculated using straight-line methods over the following estimated useful lives, in years of the respective assets:

Computer equipment                                   3 to 5

Office furniture and fixtures                       5 to 7

Tooling                                                             7

Leasehold improvements are amortized over the shorter of the lease term or the life of the improvements.

Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in income.

Impairment of Long-Lived Assets - The Company accounts for long-lived assets in accordance with provisions of SFAS No.144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.  As of June 30, 2009 and December 31, 2008, the Company has determined that no adjustment for impairment is required.

Goodwill – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  The Company has accounted for goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, (“SFAS 142”).  SFAS 142 establishes standards for the accounting of intangible assets that are acquired individually or with a group of other assets and the accounting for goodwill and other intangible assets after they have been initially recognized in the financial statements. In accordance with SFAS 142, amortization of goodwill is not permitted.  Goodwill is tested at least annually for impairment by comparing the fair value of the reporting unit to its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.  The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  The Company completed its last annual assessment during December 2008.  At that time, no impairment was necessary.  The annual evaluation of intangible assets require the use of estimates about future operating results of each reporting unit to determine their estimated fair value.  Changes in forecasted operations can affect these estimates.  Once an impairment of an intangible asset has been recorded, it cannot be reversed.

Deferred Financing Costs - Costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense in the consolidated statement of operations over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Revenue Recognition - Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  The Company generates revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract.  The Company generally does not bear associated warranty risk because it has contracted with a third party to assume risks and obligations.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

The Company also generates revenue from software customization and professional services on either a fee-for service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee for-service is recognized in the period in which the services are performed.  Revenue derived from software customization and other professional services are rendered on either a per-diem or fixed fee basis.  Per-diem billing is recognized as the services are delivered.  Fixed fee services are accounted for in conformity with either the percentage-of-completion or the completed-contract method.  Revenues recognized on the percentage-of-completion method, are measured by the percentage of cost incurred to date, primarily labor costs, to total costs estimated to be incurred for each contract.

Management considers expended costs to be the best available measure of progress on these contracts.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable.  Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of the FDIC insured limit.  In September 2008, the FDIC insured limit was temporarily increased from $100,000 to $250,000.  The limit will revert back to $100,000 on January 1, 2010.  The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through December 31, 2009 for banks participating in the FDIC Temporary Liquidity Guarantee Program.

During the six months ended June 30, 2009, the Company had sales to two customers, who collectively represented 21% of total net sales.  Accounts receivable from these two customers as of June 30, 2009 accounted for 23% of total accounts receivable.  During the six months ended June 30, 2008, the Company had sales to two customers, who collectively represented of 22% of total net sales.  Accounts receivable from these two customers at June 30, 2008 accounted for 10% of total accounts receivable.

The Company grants credit terms to its customers in the normal course of business on an unsecured basis and closely monitors the extension of credit to its customers while maintaining allowances for potential credit losses.  On a periodic basis, the Company evaluates its trade accounts receivable and establishes an allowance for doubtful accounts, based on a history of past write-offs, collections and current credit considerations.

The Company purchases its inventory from four main suppliers.  Purchases from these suppliers have been consistent over the periods presented.  The amount purchased from these suppliers represents 83% and 78% of inventory purchases for the six months ended June 30, 2009 and 2008, respectively.

Fair Value of Financial Instruments - The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) on January 1, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The provisions of SFAS 157 are to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.  FSP FAS 157-2 – Effective Date of FASB Statement No. 157 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal year beginning after November 15, 2008.  The adoption of this standard had no significant impact on the Company’s financial statements.

Stock-Based Compensation - The Company accounts for share based payments in accordance with SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123R”), which requires the Company to record as an expense in its consolidated financial statements the fair value of all stock-based compensation awards.  The Company uses the Black-Scholes option-pricing model to calculate the fair value of options and warrants granted under SFAS 123R.  The key assumptions for this valuation method include the expected term of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price.  The terms and vesting schedules for stock-based awards vary by type of grant.  Generally, the awards vest based on time-based or performance-based conditions.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Loss per Common Share - The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings per Share”.  The Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the exercise or conversion of all the potential common shares had been issued and were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	June 30, 2009	June 30, 2008

Convertible preferred stock	1,950,000	-
Convertible note payable	500,000	-
Warrants to purchase common stock	1,575,000	100,000
Options to purchase common stock	6,588,705	6,527,489

Total potential dilutive securities	10,613,705	6,627,489

Income Taxes - The Company accounts for income taxes using the asset and liability method in accordance with SFAS 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between the financial reporting bases and the tax bases of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  SFAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48”), on January 1, 2009.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  As a result of the implementation of FIN 48, the Company determined that there were no material liabilities for tax benefits for past years and the current period.  The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense. In the event the Company must accrue for penalties as a result of FIN 48, they will be included as an operating expense.

Prior to the Merger discussed above, the Company filed its Federal and State income tax returns as a sub-chapter “S” corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders.  The Company's sub-chapter “S” corporation status was terminated on June 18, 2009, the Closing Date of the Merger.

Reclassification - Certain amounts in the prior period consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Recently Issued Accounting Standards - In December 2007, the FASB issued SFAS 141R, Business Combinations, (“SFAS 141R”) which replaces SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company will evaluate the impact that the adoption of SFAS 141R will have on its financial statements for future potential business combinations.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142.  FSP FAS 142-3 aims to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, Business Combinations (“SFAS 141R”)and other applicable accounting literature.  FSP FAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to intangible assets acquired after the effective date.  The adoption of FSP FAS 142-3 did not have any significant effect on the Company’s condensed financial statements

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an Amendment of Accounting Research Bulletin No. 51 (“SFAS 160”) , which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The adoption of SFAS 160 did not have any significant effect on the Company’s condensed financial statements.

In June 2008, the FASB ratified the EITF consensus reached in EITF Issue No. 07-5, Determining Whether an Instrument (or Embedded Feature)Is Indexed to an Entity’s Own Stock, which provides guidance for determining whether an equity-based financial instrument (or embedded feather) is indexed to an entity’s own stock. EITF No. 07-5 is effective for interim and annual reporting periods beginning after December 15, 2008.  The adoption of EITF No. 07-5 did not have a material impact on the Company’s condensed financial statements.

In May, 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”). SFAS 165 prescribes the period after the balance sheet date during which management should evaluate transactions for potential recognition, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date and the required disclosures an entity should make about transactions or events occurring after the balance sheet date.  This statement is effective for interim or annual periods ending after June 15, 2009.  The adoption of SFAS 165 did not have a material impact on the Company’s condensed financial statements.  The Company evaluated subsequent events through the date the accompanying financial statements were issued, which was August 19, 2009.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP FAS 107-1”). FSP FAS 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 did not have a material impact on the Company’s condensed financial statements.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2009 and December 31, 2008, consists of the following:

	June 30,	December 31,
	2009	2008

Computer equipment	$145,225	$143,856
Office furniture and fixtures	64,069	64,069
Tooling	27,588	27,588
Leasehold improvements	27,749	23,818
Total	264,631	259,331

Less accumulated depreciation and amortization	(200,785)	(181,170)

Net property and equipment	$63,846	$78,161

For the periods ended June 30, 2009 and December 31, 2008, the Company incurred depreciation and amortization expense on property and equipment of $19,613 and $40,967, respectively.  Depreciation and amortization expense for the three months ended June 30, 2009 and 2008 was $9,873 and $10,156, respectively.

NOTE 4 – REVOLVING CREDIT FACILITY

In December 2006, the Company obtained a $6.5 million revolving credit facility, which provides for borrowings based upon eligible accounts receivable, as defined in the line of credit agreement. The agreement is secured by substantially all the assets of the Company and matured in December 2008. In March 2009, the facility was renewed for an additional two year period and increased to $8.5 million with an $85,000 annual renewal fee. Interest accrues at the bank’s prime rate plus 4.0% (plus 2.5% prior to renewal) (prime rate at June 30, 2009 and December 31, 2008 was 3.25%), with 0.5% interest rate reduction based on future profitability. The rate is subject to a floor on the bank’s prime rate of 4.0%. Borrowings outstanding on this line of credit at June 30, 2009 and December 31, 2008, were $1,848,765 and $3,377,208, respectively. The line of credit has a tangible net worth financial covenant that the Company has been in compliance with. Availability under this line of credit was $1,685,000 and $1,605,000 as of June 30, 2009 and December 31, 2008, respectively.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008

Interest	$493,470	$451,166
Commissions	575,000	850,538
Customer deposits	327,883	-
Professional fees	687,140	1,731,324
Other expenses	16,259	16,805
Salaries and benefits	598,011	665,114
Taxes	28,633	93,462
Vacation	260,403	224,258

	$2,986,799	$4,032,667

For the periods ended June 30, 2009 and December 31, 2008, the Company had deferred compensation expense including interest for its two principal officers included in accrued salaries and benefits, with an outstanding balance of $338,887 and $224,953, respectively.  Interest accrues monthly at an annual rate of16%.

NOTE 6 – DEFERRED COMPENSATION

During March 2006, the Company purchased the common stock of SBS.  As part of the purchase price, certain employees and directors of SBS agreed to accept Holding Share equivalents (“Holding Shares”) in exchange for previously issued options to acquire shares of SBS stock.  Under the terms of the Stock Purchase Agreement (“Agreement”), the recipients of these Holding Shares are entitled to a cash settlement under one of three settlement options determined by each recipient.  The fair value of the Holding Shares was $380,000 under the terms of the Agreement in March 2006.  For those recipients who elected to defer their cash payments, the share value is to be re-evaluated, and the liability adjusted to reflect changes in the fair value of the underlying stock based on the value of the ESOP share price as determined annually on December 31st of each subsequent year until maturity.  Recipients have agreed to receive a settlement of Holding Shares totaling $180,000 under one of the settlement alternatives which provides for a payout of 20% per year for five years.  The remaining $200,000 of Holding Shares was deferred by the recipients to be settled on the earlier of (a) May 1, 2010, (b) the recipient attains age 65, (c) the recipient terminates his/her employment with the Company or (d) the Company experiences a “change in control” (as defined by the Agreement).

Future settlements of these Holding Share equivalents in 2010 include the final fixed payment of $36,103 and the unadjusted amount of $199,484, which does not take into account any future value of the ESOP shares at December 31, 2009, and the commensurate revaluation of the liability.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 7 – DEBT

The total amount of debt as of June 30, 2009, is summarized as follows:

		June 30,
Debt description	Term	2009

Bank term loan	Matures December 31, 2009, principal and interest payable monthly	$300,000
Subordinated debt	Matures November 30, 2009, principal and interest payable monthly	181,433
Subordinated convertible debt	Due currently	71,500
Bridge notes	Matures December 31, 2009	485,000
Subordinated convertible debenture	Matures June 2010	10,417
		1,048,350

Less current portion		(1,048,350)

Debt, net of current portion		$-

Total aggregate maturities of the Company's debt as of June 30, 2009, is as follows:

Years ending December 31:
2009	$1,037,933
2010	250,000
2011	-
2012	-
2013	-
2014 and thereafter	-

Total debt	$1,287,933

Bank Term Loan - During December 2006, the Company borrowed $1.5 million with terms of repayment as follows; six months of interest only payments and thirty payments of principal and interest.  Monthly principal payments are $50,000 over the term of the loan.  Interest accrues at the bank’s prime lending rate plus 2.5% (prime rate at June 30, 2009 and December 31, 2008 was 3.25%), with 0.75% interest rate reduction based on future profitability.  The rate is subject to a floor on the bank’s prime rate of 7.75%.

Subordinated Debt, Seller of CCS - During December 2003, in connection with DecisionPoint’s acquisition of CCS, the Company issued subordinated debt with a three year term to the original owner of CCS.  In January 2009, the terms of the agreement were extended through November 30, 2009 and provide for monthly principal and interest payments of $43,092 through October 2009 and a final payment of $9,065 in November 2009.  Interest accrues on the unpaid balance at 4% over the prime rate, not-to-exceed 12% (prime rate was 3.25% at June 30, 2009 and December 31, 2008).

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Subordinated Convertible Debt, Employees and Investors - In December 2003, the Company issued subordinated convertible debt with a ten-year term to employees and investors in connection with the ESOP purchase transaction.  The Company issued additional amounts of subordinated convertible debt in 2004, 2005 and 2006.  The interest rate on the subordinated convertible debt was either prime plus 8% with a maximum interest rate of 16% and a rate floor of 12%, or prime plus 6% with a maximum interest rate of 14% and a rate floor of 10% (prime rate was 3.25% at June 30, 2009 and December 31, 2008).  As of the date of the Merger, there was $1,666,024 of convertible debt outstanding.  In connection with the Merger, $1,594,524 of this subordinated convertible debt was converted into 3,607,674 shares of the Company’s Common Stock.

Bridge Notes - In June 2007, the Company issued subordinated convertible debt (“Bridge Notes”) totaling $1,000,000 with a one-year term to certain management and an outside Director.  The Bridge Notes accrued interest at 15% per annum and had an initiation fee of 2.5% and an extension fee of 2.5% of the principal to extend beyond September 2007.  Pursuant to the terms of the Bridge Notes, the Company issued fully vested warrants to purchase 100,000 shares of common stock.  The warrant amount was equal to 10% of the principal amount of the Bridge Notes divided by the offering price of a private placement of equity securities or from such other established price (See Note 8c).  The warrants have an exercise price of $1.00 and a contractual term of five (5) years.  The warrants were valued at $45,419 and have been recorded as a discount to the Bridge Note and a credit to additional paid-in capital.  The note discount has been fully amortized to interest expense as of June 30, 2009.  As of June 30, 2009, $485.000 of the Bridge Notes are outstanding and have been extended until December 31, 2009, under similar terms and conditions.

During January 2009, $100,000 of the principal along with accrued interest was repaid.  Concurrently with the completion of the Merger, $415,000 of principal was converted into 415 shares of Series A Preferred Stock.

Subordinated Convertible Debt, Sellers of SBS - During March 2006, the Company purchased the stock of SBS.  As part of the payment for the purchase of its common stock, its shareholders agreed to take subordinated convertible debt in the aggregate amount of $1,200,000.  Terms of repayment was quarterly interest only payments with all unpaid interest and principle due March 2013.  Interest had accrued at 4% per annum.  As of December 31, 2008, $1,200,000 was outstanding.  The note holders have a right to convert their notes into common stock, all of which was converted into 4,152,902 shares of the Company’s common stock, concurrently with the completion of the Merger.

Subordinated Convertible Debenture, June 2009 Financing – Immediately following the completion of the Merger in June 2009, the Company issued a convertible subordinated debenture (“Note”) with an aggregate face value of $250,000, net of Original Issue Discount of 10% and issuance cost of $32,500. Terms of repayment provide that all unpaid interest and principal are due June 2010.  Interest accrues monthly at 6% per annum.  The Note converts at the option of the holder into restricted shares of the Company’s common stock at $0.50 per share.  The fair market value of the Company’s common stock was $1.00 per share on the date of issuance.

In addition, pursuant to the terms of the Note, the Company issued detachable warrants which are exercisable into 500,000 restricted shares of the Company’s common stock at an exercise price of $0.50 per share and a five year term.  The proceeds from the issuance of the Notes were allocated between the Note and the warrants based on the relative fair values of the components.  The warrants were valued at $128,639.  The portion of the proceeds allocated to the warrants is recorded as additional paid-in capital and a discount to the Notes.  The discount is being amortized to interest expense using the effective interest method over the term of the Notes.  The proceeds allocated to the Notes were compared to the fair value of the stock that would be received on the conversion, and the Company determined that a beneficial conversion feature in the amount of $96,361 existed.  This amount has been recorded as additional paid-in capital and a discount to the Notes.  The discount is being amortized to interest expense using the effective interest method over the term of the Notes.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Future debt service on the subordinated convertible debt as of December 31, 2009, is as follows:

	Principle	Interest	Total
	Payment	Payment	Payment

Years ending December 31:
2009	1,037,933	234,893	1,272,826
2010	250,000	132,500	382,500

	$1,287,933	$367,393	$1,655,326

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock at a par value of $0.001 per share and 10,000,000 shares of preferred stock at a par value of $0.001.  After the merger, there are 28,000,000 shares of the Company’s common stock issued and outstanding that is held by approximately 50 stockholders of record, and 975 shares of the Company's Series A Preferred Stock issued and outstanding.

(a) Common Stock

On June 18, 2009, the Company completed the Merger.  Immediately prior to the Merger, the Company had 2,500,000 common shares outstanding and Holding had 10,000 shares common shares outstanding.  Of the 2,500,000 outstanding shares, 1,500,000 shares common stock owned by the Company’s Chief Executive Officer were cancelled pursuant to the Merger Agreement.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 of the Company’s common stock.  After the Merger, shareholders of the Company’s 3,500,000 shares of common stock received a stock dividend of an additional seven shares for every share held.  This transaction was treated as a stock split for accounting purposes.

(b) Preferred Stock

On June 8, 2009, the Company designated up to 10,000 shares of the Series A Preferred Stock with a Stated Value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  The right and preferences are summarized as follows:

Dividends. The Holders of the Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the Stated Value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A Preferred Stock from the date of its issue.

Voting Rights. The Series A Preferred Stock shall have no voting rights except on matters affecting their rights or preferences.

Liquidation. Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive an amount equal to the Stated Value per share plus any accrued and unpaid dividends before any payments shall be made to the holders of any Common Stock.

Conversion. Each share of Series A Preferred Stock shall be convertible, at the option of the holder at a conversion price of $0.50 per share.

During April 2009, the Company sold 560 shares of Series A Preferred Stock at a price of $1,000 per share in a private placement.  No underwriting discounts or commissions were paid in connection with the sales.  The securities were offered and sold only to accredited investors within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the “Act”), in a transaction conducted pursuant to section 4(2) of the Act and Regulation D thereunder.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

Concurrent with the Merger, $415,000 of Bridge Notes issued in June 2007 were converted to 415 shares of the above designated Preferred Stock including the pro-rata share of the Class A and B Warrants.

(c) Warrants

In connection with the Series A Preferred Stock described above, the Company issued warrants to purchase 975,000 shares of common stock.  For each share of Series A Preferred Stock, the investor received a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.00 per share (“Class A Warrants”) and a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.25 per share (“Class B Warrants”).  The fair value of the warrants of $142,740 and $104,520 for the Class A Warrants and Class B warrants, respectively, was determined based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 3 years, expected volatility 40.72%, expected dividend yield of 0%, and a risk-free rate of 1.74%. The warrants were recorded as additional paid-in capital.

In connection with the Bridge Notes, the Company issued 100,000 warrants at an exercise price of $1.00 per share.  The warrants are valued at $45,419 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free rate of 5.03%.  The warrants were recorded as additional paid-in capital.

Immediately following the Merger, the Company issued a Debenture in the amount of $250,000 including warrants to purchase up to 500,000 common shares with an exercise price of $0.50 per share.  The warrants were valued at $314,850 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 3 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free rate of 2.71%. The warrants were recorded based on on their relative fair value allocated between the warrants and the Note (see Note 7) which was $128,639.

NOTE 9 - ESOP PLAN

General Description - In December 2003, the Company formed an ESOP and loaned the ESOP $1,950,000 that the Employee Stock Ownership Plan Trust (“Trust”) used to acquire all of the Company’s stock from its former stockholder.  The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are at a minimum of $130,000 per year, to repay the ESOP Note Receivable (“Note”) held by the Company.

Purchase of Company Stock by the Plan - The Company loaned the Trust $1,950,000 during the period ended December 31, 2003, to enable the Trust to purchase 6,667 shares of the Company Common Stock from the prior owner for $1,300,000 and 3,333 shares from the Company for $650,000.  The Note bears an interest rate of 5.25% with annual principal and interest payments and has a 15-year term.  The Company’s contribution expense for the six months ended June 30, 2009 was $89,249 representing $56,312 for ESOP principal payment and $32,937 for ESOP interest.  The Company’s contribution expense for the year ending December 31, 2008, was $178,498 representing $107,007 for ESOP principal payment and $71,491 for ESOP interest.  The Note is secured by the unallocated Company stock held by the Trust.

ESOP Note Payable - The amount owed to the Company under the ESOP Note Payable as of June 30, 2009 and December 31, 2008, was $1,165,477 and $1,254,726, respectively.

ESOP Contributions and Allocated Shares - ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts are only calculated on an annual basis by an outside, independent financial advisor and as such, the presentation below is only for the year ended December 31, 2008.

The ESOP compensation expense recorded by the Plan in 2008 was $7,263,664.  The ESOP held 5,885 shares of unallocated Company stock and 4,115 shares of allocated Company stock as of December 31, 2008.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 10 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DecisionPoint and was assumed by the Company on June 18, 2009, in connection with the Merger.  The 2004 Plan authorized 5,456.5 shares of common stock for issuance. Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

On June 18, 2009, pursuant to the Merger, the 2004 Plan was amended and each share of common stock then subject to the 2004 Plan was substituted with an aggregate of 6,680,500 shares stock (after giving effect to the share exchange and stock dividend).

In June, 2009, the Company  established the DecisionPoint Systems, Inc., Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of options, stock awards and restricted stock purchase offers.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  There were no options granted under the 2009 Plan as of June 30, 2009.

The 2004 and 2009 Plans, (collectively, the “Plans”) are administered by the Board of Directors, or a committee appointed by the Board, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The term of stock options granted under the Plan cannot exceed ten years.  Options shall not have an exercise price less than the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.

After giving effect to the Merger, participants have been granted 6,588,705 options to purchase the Company’s common stock, of which 5,256,006 have been vested.

The Company records compensation expense associated with stock options and other forms of equity compensation in accordance with SFAS 123R, as interpreted by Staff Accounting Bulletin No. 107 (“SAB 107”).  Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period. The Company estimated the fair value of the options granted during the six months ended June 30, 2009 using the Black-Scholes option pricing model and the following assumptions; expected volatility 44.19%, expected term is 5 years, dividend yield of 0% and a risk free interest rate 1.87%.

As allowed by SFAS 123R for companies with a short period of publicly traded stock history, management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.  The Company calculates the estimated life of stock options using the “simplified” method as permitted by SAB 107.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

For the six months ended June 30, 2009, total stock-based compensation cost was $25,229 and is included in selling, general and administrative expense in the consolidated statements of operations.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

At June 30, 2009, the total outstanding, and the total exercisable, options under the Plans were as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number	Exercise	Contractual	Intrinsic
	Outstanding	Price	Term	Value

Total outstanding options	6,588,705	$0.22	5.6 years	$5,119,549
Total exercisable options	5,256,006	$0.21	4.9 years	$4,139,826

During the six months ended June 30, 2009, the Company granted to an Executive Officer options to purchase an aggregate of 61,216 shares of common stock at an exercise price of $0.26.  The right to purchase such shares vests pro-ratably over five (5) years, volatility of 44.19% and risk-free interest rate of 1.87%.  A fair value of $6,304 was assigned to the options based on the Black-Scholes option-pricing model.

During the six months ended June 30, 2008, the Company did not grant any options.

Activity with respect to options granted under the Plan is summarized as follows:

	For the Six Months		For the Six Months
	Ended June 30, 2009		Ended June 30, 2008
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price

Balance at January 1, 2009
and 2008, respectively	6,527,489	$0.22	6,680,529	$0.22
Granted under the Plan	61,216	0.26	-	-
Exercised	-	-	-	-
Surrendered/cancelled	-	-	(153,040)	0.26
Forfeited	-	-	-	-
Outstanding at June 30, 2009
and 2008, respectively	6,588,705	$0.22	6,527,489	$0.22
Exercisable at June 30, 2009
and 2008, respectively	5,256,006	$0.21	4,357,110	$0.21

At June 30, 2009, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $116,800, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  The lease for Foothill Ranch, CA expires in July 2010.  The lease for Shelton, CT expires in April 2014.  The lease for Parsippany, NJ expires May 2011.  The South Plainfield, NJ facility lease is a month to month rental.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2009, are as follows:

Years ending December 31:
2009		$265,228
2010		228,239
2011		96,413
2012		58,924
2013	and thereafter	77,136

		$725,940

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on its operating results or financial position.

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No. 109.  Accordingly deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  During the second quarter of 2009, the Company recorded a full valuation allowance related to the net operating loss carryforwards and other temporary items as it was determined it is more likely than not that the Company will not be able to use the assets to reduce future tax liabilities.

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

The provision for income taxes for the six months ended June 30, 2009 and the year ended December 31, 2008, is as follows (all amounts are approximate):

	June 30,	December 31,
	2009	2008
Current income tax expense:
Federal	$-	$-
State	7,000	16,000
	7,000	16,000
Deferred income tax expense (benefit):
Federal	-	--
State	71,000	(62,000)
	71,000	(62,000)

Income tax expense (benefit)	$78,000	$(46,000)

The Company’s deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2009	2008

Allowance for doubtful accounts	$155,000	$7,000
Inventory reserve and uniform capitalization	61,000	4,000
Accrued expenses	362,000	34,000
Deferred revenue	174,000	28,000
Valuation allowance	(752,000)	-
Deferred tax assets - current	-	73,000

Property and equipment	(3,000)	-
Intangible assets	217,000	-
Stock based compensation	38,000	-
Valuation allowance	(252,000)	-
Net deferred tax assets - long-term	-	-

Total net deferred tax asset	$-	$73,000

DECISIONPOINT SYSTEMS, INC.

Footnotes to Consolidated Statements
For the Six Months Ended June 30, 2009 and 2008

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the six months ended June 30, 2009 and the year ended December 31, 2008 is as follows:

	June 30, 2009		December 31, 2009
	Amount	Rate (%)	Amount	Rate (%)

Tax at the Federal statutory rate	$(115,000)	34.0	$-	-
State taxes	52,000	(15.3)	46,000	4.9
Permanent differences	8,000	(2.3)	-	-
Valuation allowance	1,004,000	(296.5)	-	-
Impact of change from S to
C Corporate tax status	(871,000)	256.9	-	-

Effective tax rate	$78,000	(23.2)	$46,000	4.9

Prior to the Merger discussed in Note 1, the Company filed its Federal and state income tax returns as a sub-chapter “S” corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders.  As a result of the Merger, the Company’s sub-chapter “S” corporation status was terminated on June 18, 2009.  In accordance with SFAS 109, when the Company changes its tax status from a nontaxable sub-chapter “S” corporation to a taxable “C” corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise.  As a result, the Company recorded a net deferred tax asset of $871,000 with the offset being recorded as an income tax benefit with full valuation allowance in the statement of operations for the period ended June 30, 2009.

NOTE 13 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan.  Employees who are 21 years of age and after 90 days of service are eligible to participate.  Each year, employees can make salary contributions up to 25% of their salary and the Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions over 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the plan were $140,065 and $123,887, for the six month periods ended June 30, 2009 and 2008, respectively.

NOTE 14 - RELATED PARTY

The Company from time to time has purchased and sold certain products from a separate corporate entity which is wholly owned 100% by an ESOP.  This entity is affiliated to the Company through limited overlapping management and Board representation by the Company's CEO and CFO.  These transactions are not financially material to the revenues, gross profit or net income (loss) of the Company.  During the three and six months ended June 30, 2009, products were purchased for $55,000 and $84,000, respectively.  The products purchased and sold were at fair market values that would be realized in ordinary arms length transactions from unaffiliated vendors and customers.  Included in accounts receivable as of June 30, 2009 and December 31, 2008, the affiliate owed the Company $630,000 and $594,000, respectively.

NOTE 15 - SUBSEQUENT EVENT

During June 2009, the Company retained an investment advisory firm in connection with a private placement of convertible preferred stock of the Company.  It is anticipated that this transaction will close during the third quarter of 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	The intensity of competition; and

•	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

OVERVIEW

DecisionPoint Systems, Inc. (the “Company”) is a data collection systems integrator that sells and installs field mobility devices, software, and related bar coding equipment, and provides radio frequency identification solutions, more commonly known as “RFID”.  The Company also provides custom programming solutions.

The Company was incorporated on December 27, 2006 under the laws of the State of Delaware at which time its name was Canusa Capital Corp. or Canusa.  On June 17, 2009, the Company entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among the Company, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the merger as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”).  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

On June 18, 2009, the Company completed the Merger.  Immediately prior to the Merger, the Company had 2,500,000 common shares outstanding and Holding had 10,000 shares common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 of the outstanding shares of common stock owned by the Company’s Chief Executive Officer were cancelled.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 of the Company’s common stock.  After the Merger, shareholders of the Company’s 3,500,000 shares of common stock received a stock dividend of an additional seven shares for every share held.  This transaction was treated as a stock split for accounting purposes.

All references to share and per share amounts in this Quarterly Report have been restated to retroactively reflect the number of common shares of DecisionPoint Systems, Inc. common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, which provides that the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.”  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DecisionPoint is considered the acquirer in a reverse acquisition.  The historical financial statements in this Quarterly Report are those of DecisionPoint.  Effective on the closing date the Company adopted DecisionPoint’s year end of December 31st.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and six months ended June 30, 2009 as compared to the same periods ended at June 30, 2008.  These should be read in conjunction with our unaudited financial statements and notes contained elsewhere in this Form 10-Q.

Due to normal year end account re-classification, interim unaudited financial statements may not always reflect the same account groupings as the audited financial statements.  As such any prior periods amounts would be reclassified so all amounts are comparable.

Comparison of the Quarters Ended June 30, 2009 and 2008

Revenues were $12.0 million for the quarter ended June 30, 2009, compared to $15.4 million for the quarter ended June 30, 2008, a decrease of $3.4 million or 22.1%.  The decrease in revenue was primarily due to the weakened economic conditions in the US in the later part of 2008 and which, has continued into 2009.

Cost of sales was $9.6 million for the quarter ended June 30, 2009, compared to $12.7 million for the quarter ended June 30, 2008, a decrease of $3.1 million or 24.5%.  Our gross profit was $2.5 million for the quarter ended June 30, 2009, compared to $2.7 million for the quarter ended June 30, 2008, a decrease of $0.2 million or 9.2%.  Although the actual dollar amount is lower in the current period our realized gross margin has increased to 20.4% in 2009, significantly above the 17.6% in the comparable period of 2008.  This improvement is directly due to the increased emphasis on cost control of the products and services which we resell as well as our professional services costs.

Selling, general and administrative expenses were $2.0 million for the quarter ended June 30, 2009, compared to $2.5 million for the quarter ended June 30, 2008, a decrease of $0.5 million or 20%.  The decrease in the current quarter of 2009 was the result of tighter cost management and lower commission expense associated with lower revenues.

Our operating income was $0.5 million for the quarter ended June 30, 2009, as compared with $0.2 million operating income for quarter ended June 30, 2008.  The improvement of $0.3 million is directly attributable to our increased gross margin and continued cost management in 2009.

Other expenses were $0.2 for the quarter ended June 30, 2009, compared with $0.5 million for the quarter ended June 30, 2008, a decrease of approximately $0.3 million.  We had incurred expenses in connection with the reverse merger in the quarter ended June 30, 2009, compared to a write-off of an investment in the quarter ended June 30, 2008.  This was an investment in a potential acquisition which was not consummated.

Our interest expense, which is derived from interest paid on our revolving credit facility and subordinated debt, was $0.2 million for the quarter ended June 30, 2009, compared to $0.3 million for the quarter ended June 30, 2008.  The decrease in interest expense was the result of lower interest charges on our revolving credit facility and subordinated debt along with lower amounts outstanding on our revolving credit facility.  The conversion of debt to equity concurrently with the Merger has had negligible impact on our interest expense in the current period but will be material in future periods.

Comparison of the Six Months Ended June 30, 2009 and 2008

Revenues were $23.7 million for the six months ended June 30, 2009, compared to $28.5 million for the same period ended June 30, 2008, a decrease of $4.8 million or 16.8%.  The decrease in revenue was primarily due to the weakened economic conditions in the US which has continued into 2009.

Cost of sales was $19.2 million for the six months ended June 30, 2009, compared to $23.2 million for the same period ended June 30, 2008, a decrease of $4.0 million or 17.1%.  Our gross profit was $4.5 million for the six months ended June 30, 2009, compared to $5.3 million for the same period ended June 30, 2008, a decrease of $0.8 million or 15.5%.  Although the actual dollar amount is lower in the current period our realized gross margin has increased to 19.0% in 2009, above the 18.7% in the comparable period of 2008.  This improvement is directly due to the increased emphasis on cost control of the products and services which we resell as well as our professional services costs.

Selling, general and administrative expenses were $4.1 million for the six months ended June 30, 2009, compared to $5.1 million for the same period ended June 30, 2008, a decrease of $1.0 million or 19.8%.  The decrease in the current quarter of 2009 was the result of tighter cost management and lower commission expense associated with lower revenues.

Operating income was a $0.4 million for the six months ended June 30, 2009, as compared with $0.2 million operating income for same period ended June 30, 2008.  The improvement of $0.2 million is directly attributable to our increased gross margin and continued cost management in 2009.

Other expenses were $0.2 for the six months ended June 30, 2009, compared with $0.6 million for the same period ended June 30, 2008, a decrease of approximately $0.4 million.  We incurred expenses approximating $0.5 million in connection with the reverse merger in the six months ended June 30, 2009, compared to a write-off of an investment in the same period ended June 30, 2008.  This was an investment in a potential acquisition which was not consummated.

Interest expense, which is derived from interest paid on our revolving credit facility and subordinated debt, was $0.5 million for the six months ended June 30, 2009, compared to $0.7 million for the same period ended June 30, 2008.  The decrease in interest expense was the result of lower interest charges on our revolving credit facility and subordinated debt along with lower amounts outstanding on our revolving credit facility.  The conversion of debt to equity concurrent with the Merger has had negligible impact on our interest expense in the current period but will be material in future periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

The recent financial and credit crisis has reduced credit availability and liquidity for many companies.  In addition, we have seen our revenue decrease due to the weakened economic conditions in the U.S. which has continued into 2009.  We have been able to improve our gross margins and reduce our selling, general and administrative expenses that have improved operating income.  We believe that our strategic shift to higher margin software and service revenues and tight cost control will sustain us through this challenging period.

For the period ended June 30, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $0.5 million and $0.9 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital

As of June 30, 2009, we had negative working capital of $9.8 million and total stockholders’ deficit of $5.0 million.  Included in current liabilities, is deferred revenue which totals $6.9 million as of June 30, 2009, which reflects services that are to be performed in future periods but that have been principally paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.

In December 2006, we obtained a $6.5 million revolving credit facility, which provides for borrowings based upon eligible accounts receivable, as defined in the agreement.  The credit facility is secured by substantially all of our tangible and matured in December 2008.  In March 2009, this facility was renewed for an additional two year period with an increase in the facility to $8.5 million.  In connection with the renewal, we paid an $85,000 annual renewal fee which we have deferred and are amortizing over twelve months.  Interest accrues at the bank’s prime rate plus 4.0% (plus 2.5% prior to renewal), with 0.5% interest rate reduction based on future profitability.  The rate is subject to a floor on the bank’s prime rate of 4.0%.  Borrowings outstanding on this line of credit at June 30, 2009 and December 31, 2008, were $1.8 million and $3.4 million, respectively.  The line of credit has a tangible net worth financial covenant with which we have been in compliance.  Availability under this line of credit was $1,685,000 and $1,605,000, as of June 30, 2009 and December 31, 2008, respectively.

Our effective interest rate beginning April 2009 through June 30, 2009, has been 8.0%.  At June 30, 2009, the total outstanding balance owed to our bank was $2.1 million reported as $1.8 million revolving line of credit with the balance of $0.3 million for the note payable, which is classified as all current.

We believe that cash on hand, plus amounts anticipated to be generated from operations and the private placements of convertible preferred stock, as well as borrowings available under our asset based revolving credit facility, will be sufficient to support our operations through the 12 month period ending July 2010.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the six months ended June 30, 2009, net cash provided from operating activities was $0.9 million, primarily due to the net changes in working capital and the reduced loss from operations.  Net cash used in financing activities was $1.4 million for the six months ended June 30, 2009, primarily from a net decrease in bank debt during the period.

During the six months ended June 30, 2008, net cash provided by operating activities was $1.5 million, primarily due to the positive net changes in working capital.  Net cash used in financing activities was $1.7 million for the six months ended June 30, 2008, primarily from a net decrease in bank debt during the period.

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods.  In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that of our critical accounting policies, may involve a higher degree of judgment and estimation:

Accounts Receivable

We have standardized credit granting and review policies and procedures for all customer accounts, including:

•	Credit reviews of all new customer accounts,

•	Ongoing credit evaluations of current customers,

•	Credit limits and payment terms based on available credit information,

•	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

•	An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Over the last three years ending December 31, accounts receivable reserves varied from 1.6% to 6.7% of total accounts receivable. Accounts receivable reserves as of June 30, 2009, were $650,000, or 10.8% of the balance due. Accounts receivable reserves as of December 31, 2008, were $575,000, or 6.7% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of June 30, 2009.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method or market.  We periodically review our inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  We mark down inventory to an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.  The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of revenues.

Impairment of long-lived assets

We account for long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”).  SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract.  The Company generally does not bear associated warranty risk because it has contracted with a third party to assume risks and obligations.

We also generate revenue from software customization and professional services on either a fee-for service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee for-service is recognized in the period in which the services are performed.  Revenue derived from software customization and other professional services are rendered on either a per-diem or fixed fee basis.  Per-diem billing is recognized as the services are delivered.  Fixed fee services are accounted for in conformity with either the percentage-of-completion or the completed-contract method.  Revenues recognized on the percentage-of-completion method, are measured by the percentage of cost incurred to date, primarily labor costs, to total costs estimated to be incurred for each contract.

Management considers expended costs to be the best available measure of progress on these contracts.

Stock-based compensation

We account for share based payments in accordance with SFAS No. 123(R), “Share-Based Payment”, (“SFAS 123R”), which requires the Company to record as an expense in its financial statements the fair value of all stock-based compensation awards.  When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our unaudited financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2009

Inflation

We do not believe that inflation has had a material impact on our business and operating results during the periods presented

ITEM 3.     QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.  CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness.  The material weakness related to our application of SFAS 123(R) to a transaction recorded in 2006 and errors in accounting for stock warrants issued in connection with bridge financing in 2007.

The material weakness resulted in the restatement of the previously reported financial statements and other related financial disclosures.  Based on a review by our auditors and further evaluation by management of the Company, we amended our 2007 and 2008 financial statements in a Form 8-K/A filed on August 19, 2009.  The Company has implemented new procedures to mitigate the risk of ineffective disclosure controls and procedures related to accounting for the adoption of new accounting standards and derivative instruments in the future that include a thorough review of all applicable guidance, consultation with our external auditors and legal counsel and other financial reporting experts.

We review our disclosure controls and procedures on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.  We also review our internal control over financial reporting, on an ongoing basis and may from time to time make changes aimed at enhancing their effectiveness.  Based on their evaluation and on the new procedures noted above, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that we are able to record, process, summarize and report in a timely manner the information required to be disclosed in reports we file under the Exchange Act.

PART II-OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

We are involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on our operating results or financial position.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 8-K/A as filed with the SEC on August 19, 2009.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of DecisionPoint from DecisionPoint’s shareholders in exchange for 20,000,000 shares of the Company’s shares of common stock.  The closing of the transaction took place on June 18, 2009.

In connection with the merger, the Company sold 560 shares of Series A Cumulative Convertible Preferred Stock with a par value of $0.001 and a stated value of $1,000 (the “Series A Preferred Stock”) to investors and exchanged 415 shares of Series A Preferred Stock with noteholders holding $415,000 of notes issued by DecisionPoint.

ITEM 3      DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.     OTHER INFORMATION

Not applicable.

ITEM 6.     EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a)
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: August 19, 2009	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: August 19, 2009	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer