Form 10-Q
period 2009-09-30
DecisionPoint Systems, Inc.
filed 2009-11-16
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended September 30, 2009

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-144279	74-3209480
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes,   Foothill; Ranch, CA 62910-2609
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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. issued and outstanding as of the close of business on November 13, 2009 was 28,000,000.

DECISIONPOINT SYSTEMS, INC.

PART I.              FINANCIAL INFORMATION

ITEM 1.              FINANCIAL STATEMENTS(UNAUDITED)

DECISIONPOINT SYSTEMS, INC.
Consolidated Balance Sheets

	September 30, 2009	December 31,
	(unaudited)	2008
ASSETS
Current assets
Cash and cash equivalents	$100,255	$944,941
Accounts receivable, net	8,177,093	8,069,039
Inventory, net	1,778,776	2,643,466
Deferred costs	3,911,355	3,705,483
Deferred tax assets	155,000	73,000
Prepaid expenses	68,480	25,059
Total current assets	14,190,959	15,460,988

Property and equipment, net	56,511	78,161
Other assets, net	85,942	24,875
Goodwill	4,860,663	4,860,663
Total assets	$19,194,075	$20,424,687

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$7,762,959	$7,864,693
Line of credit	3,542,528	3,377,208
Current portion of debt	504,233	1,953,800
Accrued expenses and other current liabilities	3,432,186	4,032,667
Unearned revenue	8,507,931	8,690,151
Current portion of holding share liability	235,586	36,103
Total current liabilities	23,985,423	25,954,622

Long-term liabilities
Holding share liability, net of current portion	-	235,587
Debt, net of current portion	-	2,866,024
Total liabilities	23,985,423	29,056,233

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Convertible preferred stock, $0.001 par value,
10,000,000 shares authorized, 975 shares and none
issued and outstanding, respectively	1	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,000,000 and 12,243,224 shares issued
and outstanding, respectively	28,000	12,243
Additional paid-in capital	6,209,026	2,192,146
Accumulated deficit	(9,858,118)	(9,581,209)
Unearned ESOP shares	(1,170,257)	(1,254,726)
Total stockholders’ deficit	(4,791,348)	(8,631,546)

Total liabilities and stockholders' equity	$19,194,075	$20,424,687

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Net sales	$11,531,043	$13,337,363	$35,229,426	$41,829,853

Cost of sales	9,153,966	10,771,576	28,353,988	33,937,580

Gross profit	2,377,077	2,565,787	6,875,438	7,892,273

Selling, general and administrative expense	1,947,595	2,241,898	6,057,902	7,337,762

Operating income	429,482	323,889	817,536	554,511

Other income (expense):
Other income (expense), net	9,351	3,008	(212,801)	(612,289)
ESOP contribution, net	(28,156)	(26,756)	(84,469)	(80,260)
Interest expense	(300,319)	(274,099)	(773,239)	(931,785)
Total other expense	(319,124)	(297,847)	(1,070,509)	(1,624,334)

Net income (loss) before income taxes	110,358	26,042	(252,973)	(1,069,823)

(Benefit) provision for income taxes	(54,605)	-	23,936	2,200

Net income (loss)	$164,963	$26,042	$(276,909)	$(1,072,023)

Net Earnings per Share -
Basic	$0.01	$0.01	$(0.02)	$(0.21)
Diluted	$0.01	$0.00	$(0.02)	$(0.21)

Weighted Average Shares Outstanding -
Basic	21,595,410	5,038,087	11,863,284	5,038,087
Diluted	32,209,115	11,665,576	11,863,284	5,038,087

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Consolidated Statements of Stockholders’ Deficit
(Unaudited)

					Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	deficit

Balance at December 31, 2007	-	$-	12,243,224	$12,243	$2,142,448	$(8,691,146)	$(1,361,733)	$(7,898,188)

Stock-based compensation	-	-	-	-	49,698	-	-	49,698
Principal payment from ESOP	-	-	-	-	-	-	107,007	107,007
Net loss for the year ended December 31, 2008	-	-	-	-	-	(890,063)	-	(890,063)
Balance at December 31, 2008	-	-	12,243,224	12,243	2,192,146	(9,581,209)	(1,254,726)	(8,631,546)

Convertible preferred shares sold in private placement	560	1	-	-	312,739	-	-	312,740
A-Warrants issued in connection with preferred stock	-	-	-	-	142,740	-	-	142,740
B-Warrants issued in connection with preferred stock	-	-	-	-	104,520	-	-	104,520
Reverse merger transaction:
Elimination of accumulated deficit	-	-	-	-	(38,000)	-	-	(38,000)
Previously issued Canusa Capital Corp. stock	-	-	8,000,000	8,000	30,000	-	-	38,000
Exchange of bridge notes upon event of Merger	415	-		-	415,000	-	-	415,000
Conversion of subordinated notes upon event of Merger	-	-	7,756,776	7,757	2,786,767	-	-	2,794,524
Beneficial conversion feature of convertible note	-	-	-	-	96,361	-	-	96,361
Warrants issued with convertible note	-	-	-	-	128,639	-	-	128,639
Stock-based compensation	-	-	-	-	38,114	-	-	38,114
Principal payment from ESOP	-	-	-	-	-	-	84,469	84,469
Net loss for the nine months ended September 30, 2009	-	-	-	-	-	(276,909)	-	(276,909)
Balance at September 30, 2009	975	$1	28,000,000	$28,000	$6,209,026	$(9,858,118)	$(1,170,257)	$(4,791,348)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(276,909)	$(1,072,023)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation and amortization	28,069	31,188
Amortization of deferred financing costs and note discount	95,939	-
Allowance for doubtful accounts	45,000	177,488
Inventory allowance	15,000	50,500
Write off of investment	-	632,500
Stock-based compensation	38,114	-
Deferred tax assets	(82,000)	(73,000)
Changes in operating assets and liabilities:
Accounts receivable	(153,054)	1,646,355
Inventory	849,690	(533,405)
Deferred costs	(205,872)	339,027
Prepaid expenses	(43,421)	(140,046)
Other assets	33,410	68,928
Accounts payable	(101,734)	(761,767)
Accrued liabilities and other current liabilities	(600,481)	1,313,469
Unearned revenue	(182,220)	(576,181)
Proceeds from ESOP contribution	84,469	80,256
Net cash (used in) provided by operating activities	(456,000)	1,183,289
Cash flows from investing activities
Capital expenditures	(6,419)	(7,755)
Cash flows from financing activities
Borrowings from line of credit	37,110,050	42,024,000
Repayments on line of credit	(36,944,730)	(43,155,620)
Payments on debt	(1,178,983)	(450,000)
Proceeds from sale of convertible note, net of issuance cost	192,500	-
Issuance of convertible preferred stock	560,000	-
Paid financing costs	(85,000)	-
Holding share liability	(36,104)	(125,876)
Net cash used in financing activities	(382,267)	(1,707,496)
Net decrease in cash and cash equivalents	(844,686)	(531,962)
Cash and cash equivalents at beginning of period	944,941	597,524
Cash and cash equivalents at end of period	$100,255	$65,562

Supplemental disclosure of non-cash activities:
Interest paid	$618,911	$903,055
Income taxes paid	6,936	2,200
Supplemental disclosure of non-cash financing activities:
Conversion of bridge notes to preferred stock	415,000	-
Conversion of Holding subordinated debt	2,794,524	-
A-Warrants issued in connection with preferred stock	142,740	-
B-Warrants issued in connection with preferred stock	104,520	-
Beneficial conversion feature of convertible note	96,361	-
Warrants issued with convertible note	128,639	-
Issuance costs related to convertible note	57,500	-

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc. (the “Company”) is a data collection systems integrator that sells and installs field mobility devices, software, and related bar coding equipment, and provides radio frequency identification solutions, more commonly known as “RFID”.  The Company also provides professional services and software customization solutions.

The Company was incorporated on December 27, 2006 under the laws of the State of Delaware at which time its name was Canusa Capital Corp. (“Canusa”).  On June 17, 2009, the Company entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among the Company, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) which was originally incorporated in 1982.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

Description of the Merger – On June 18, 2009, the Company completed the Merger.  Immediately prior to the Merger, the Company had 2,500,000 common shares outstanding and Holding had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of common stock owned by the Company’s Chief Executive Officer were cancelled.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s 3,500,000 shares of common stock was exchanged for eight shares for of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

Following the Merger, the business conducted by the Company is now the business conducted by Holding prior to the Merger.  In addition, the directors and officers of the Company were replaced by the directors and officers of Holding.

All references to share and per share amounts in this Quarterly Report have been restated to retroactively reflect the number of shares of DecisionPoint Systems, Inc. common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DecisionPoint is considered the acquirer in a reverse acquisition.  The historical consolidated financial statements in this Quarterly Report are those of DecisionPoint.  Effective on the closing date the Company adopted DecisionPoint’s year end of December 31.

Canusa’s historical accumulated deficit for periods prior to June 18, 2009 in the amount of $38,000, was eliminated against additional paid-in-capital, and the accompanying unaudited consolidated financial statements present the previously issued shares of Canusa common stock as having been issued pursuant to the Merger on June 18, 2009.  The shares of common stock of the Company issued to the Holding stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended September 30, 2009, are not necessarily indicative of results for the full 2009 fiscal year or any other future interim periods.  Because the Merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, the financial statements for periods prior to June 18, 2009 reflect only the operations of DecisionPoint.

These unaudited consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements for DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2008, included in the Company’s current report on Form 8-K/A filed with the SEC on August 19, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements.  The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company.  The Company adopted the ASC as of July 1, 2009.  The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

Basis of Consolidation - The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DecisionPoint.   All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of the consolidated financial statements.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable – Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying unaudited consolidated balance sheets net of a valuation allowance of $620,000 and $575,000 as of September 30, 2009 and December 31, 2008, respectively.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying unaudited consolidated balance sheets net of a valuation allowance of $190,000 and $175,000 as of September 30, 2009 and December 31, 2008, respectively.

Deferred costs – Deferred costs consist primarily of third party extended maintenance services which the Company has paid for up front and then amortizes over the life of the service contract period.  This is generally for a term of one to five years.

Property and Equipment - Property and equipment are recorded at cost.  Repairs and maintenance that do not improve or extend the lives of the respective assets are expensed in the period incurred.

Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets.

Computer equipment                                                      3 to 5 years
Office furniture and fixtures                                          5 to 7 years

Leasehold improvements are amortized over the shorter of the lease term or the life of the improvements.

Impairment of Long-Lived Assets - The Company reviews its long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of by sale are reflected at the lower of their carrying amount or fair value less cost to sell.  To date, the Company has not recorded any impairment charges.

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

Deferred Financing Costs - Costs that are incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments.

Revenue Recognition - Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  The Company generates revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract as the Company maintains financial risk throughout the term of these contracts and may be liable to refund a customer for amounts paid in certain circumstances.

The Company also generates revenue from software customization and professional services on either a fee for- service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered.  Fixed fee services are accounted for in conformity with either the percentage-of-completion or the completed-contract method.  Revenues recognized on the percentage-of-completion method are measured by the percentage of cost incurred to date, primarily labor costs, to total costs estimated to be incurred for each contract.  Management considers expended costs to be the best available measure of progress on these contracts.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable.  Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of the FDIC insured limits.  In September 2008, the FDIC insured limit was temporarily increased from $100,000 to $250,000, and the limit was to revert back to $100,000 on January 1, 2010.  In June 2009, the FDIC insured limit of $250,000 was extended through December 31, 2013.  The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through December 31, 2009 for banks participating in the FDIC Temporary Liquidity Guarantee Program.

During the nine months ended September 30, 2009, the Company had sales to a single customer, who represented 17% of total net sales.  Accounts receivable from a single customer as of September 30, 2009 accounted for 18% of total accounts receivable.

Fair Value of Financial Instruments - The Company measures fair value in accordance with generally accepted accounting principles.  Fair value measurements are applied under other accounting pronouncements that require or permit fair value measurements.  The provisions are to be applied prospectively as of the beginning of the fiscal year in which it is initially adopted, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings.    The adoption of this standard had no significant impact on the Company’s consolidated financial statements.

Stock-Based Compensation - The Company records the fair value of all stock-based compensation awards in its consolidated financial statements.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest based on the passage of time.  The fair value of stock-based compensation is calculated using the Black-Scholes option-pricing model and the expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Loss per Common Share - Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

The weighted-average basic and diluted shares for the three and nine months ended September 30, 2009 and 2008 excludes ESOP shares that have not been committed to be released of 6,404,590 and 7,205,137, respectively.

For the periods in which the Company has incurred a net loss, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	September 30, 2009	September 30, 2008

Convertible preferred stock	1,950,000	-
Convertible note payable	500,000	-
Warrants to purchase common stock	1,575,000	100,000
Options to purchase common stock	6,588,705	6,527,489

Total potentially dilutive securities	10,613,705	6,627,489

Income Taxes - The Company accounts for income taxes using the asset and liability method.  Deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of existing assets and liabilities, and are measured at the prevailing enacted tax rates that will be in effect when these differences are settled or realized.  Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company determined that there were no material liabilities for tax benefits for past years and the current period.  The Company has determined that any future interest accrued, related to unrecognized tax benefits, will be included in interest expense.  In the event the Company must accrue for penalties, they will be included as an operating expense.

Prior to the Merger discussed above, the Company filed its Federal and State income tax returns as a sub-chapter “S” corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders.  The Company's sub-chapter “S” corporation status was terminated on June 18, 2009, upon the close of the Merger.

Reclassification - Certain amounts in the prior period consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

New Accounting Standards

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments.  This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods.  In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements.  This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards.  This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued.  This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis.  This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard.  This standard is effective for the Company on October 1, 2009.  The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements.  This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards.  Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2009 and December 31, 2008, consists of the following:

	September 30,	December 31,
	2009	2008

Computer equipment	$173,932	$171,444
Office furniture and fixtures	64,069	64,069
Leasehold improvements	27,749	23,818
Total	265,750	259,331

Less accumulated depreciation and amortization	(209,239)	(181,170)

Net property and equipment	$56,511	$78,161

For the periods ended September 30, 2009 and December 31, 2008, the Company incurred depreciation and amortization expense on property and equipment of $28,069 and $40,967, respectively.  Depreciation and amortization expense for the three months ended September 30, 2009 and 2008 was $8,454 and $9,779, respectively.

NOTE 4 – LINE OF CREDIT

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), the Company obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement.  Under the terms of the Loan Agreement, interest accrues at Prime plus 2.5% with an interest rate reduction of 0.75% based on future profitability.  The Loan Agreement is secured by substantially all the assets of the Company and matured in December 2008, at which time it was amended to extend the maturity date to March 15, 2009 in exchange for an extension fee of $12,185.

In March 2009, pursuant to an Amendment to the Loan and Security Agreement (“Amendment”) the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $8.5 million.  Pursuant to the Amendment, the rate at which interest accrues increased to Prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.  The Amendment also modified the definition of “prime rate” to a rate not less than 4% on any day.  The Company paid an annual renewal fee of $85,000.  The amounts outstanding under the line of credit at September 30, 2009 and December 31, 2008 were $3,542,528 with interest accruing at 8%, and $3,377,208 with interest accruing at 10.25%, respectively.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which the Company has been in compliance.  Availability under this line of credit was approximately $2,438,000 and $1,605,000 as of September 30, 2009 and December 31, 2008, respectively.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of September 30, 2009 or December 31, 2008.

For the nine months ended September 30, 2009 and 2008, respectively, the Company’s interest expense, including fees paid to secure lines of credit, totaled $260,619 and $298,659.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 5 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	September 30,	December 31,
	2009	2008

Salaries and benefits	$1,706,900	$1,739,910
Interest payable	605,494	451,166
Professional fees	591,343	1,731,324
Other fees and expenses	528,449	110,267

Total accrued expenses and other current liabilities	$3,432,186	$4,032,667

As of September 30, 2009 and December 31, 2008, the Company had deferred compensation expense including interest for its two principal officers included in accrued salaries and benefits, with an outstanding balance of $635,640 and $294,742, respectively.  Interest accrues monthly at an annual rate of 16%.

NOTE 6 – HOLDING SHARES LIABILITY

In March 2006, pursuant to a Stock Purchase Agreement (“Agreement”), the Company acquired the common stock of SBS.  As part of the purchase price, certain employees and directors of SBS agreed to the cancellation of previously issued and held options to acquire shares of SBS stock in exchange for the Company’s Holding Share equivalents (“Holding Shares”).  The fair value of the Holding Shares was determined to be $380,000 under the terms of the Agreement.  The recipients of these Holding Shares were entitled to receive a cash settlement under one of three settlement options determined by each recipient prior to the closing of the acquisition.  The settlement options were: Option A - settlement of 20% per year of the recipients Holding Shares beginning on May 1, 2006, Option B - settlement of 100% of the recipients Holding Shares on May 1, 2010, or Option C - settlement of the recipients’ Holding Shares on the earliest to occur of the date on which the recipient turns 65, terminates employment, or the Company experiences a change in control (as defined in the Agreement).  For those recipients who elected to defer their cash payments under options B or C, the per-share value is to be re-evaluated, and the related liability adjusted, to reflect changes in the fair value of the underlying stock,  based on the fair value of the ESOP share price as determined annually on December 31 of each subsequent year until maturity.

Future settlements of these Holding Shares as of September 30, 2009 include the final fixed payment of $36,103 due under option A, $139,467 due under Option B, and $60,016 due under option C.  The amounts due under options B and C have not been adjusted for any change to the fair value of the ESOP share price as fluctuations to date have not been material. All amounts have been classified as current.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 7 – DEBT

Debt as of September 30, 2009 and December 31, 2008, consists of the following:

	Beginning				Amortization		Ending
2009	Balance		Note		of Note	Conversion	Balance
Debt	January 1	Additions	Discount	Payments	Discount	to equity	September 30

Bank term loan	$600,000	$-	$-	$(450,000)	$-	$-	$150,000
Subordinated debt - CCS	353,800	-	-	(344,734)	-	-	9,066
Subordinated convertible debt	1,666,024	-	-	(71,500)	-	(1,594,524)	-
Subordinated convertible debt - SBS	1,200,000	-	-	-	-	(1,200,000)	-
Bridge notes	1,000,000	-		(312,750)	-	(415,000)	272,250
Subordinated convertible debt - June 2009	-	225,000	-	-	-	-	225,000
Note discount	-	-	(225,000)	-	72,917		(152,083)
Subordinated debt, net	-	-	-	-	-	-	72,917

Total debt	$4,819,824	$225,000	$(225,000)	$(1,178,984)	$72,917	$(3,209,524)	$504,233

Less current portion							(504,233)

Debt, net of current portion							$-

2008	Beginning				Amortization		Ending
	Balance		Note		of Note	Conversion	Balance
Debt	January 1	Additions	Discount	Payments	Discount	to equity	December 31

Bank term loan	$1,200,000	$-	$-	$(600,000)	$-	$-	$600,000
Subordinated debt - CCS	353,800	-	-	-	-		353,800
Subordinated convertible debt	1,666,024	-	-	-	-	-	1,666,024
Subordinated convertible debt - SBS	1,200,000	-	-	-	-	-	1,200,000
Bridge notes	1,000,000	-	-	-	-	-	1,000,000

Total debt	$5,419,824	$-	$-	$(600,000)	$-	$-	$4,819,824

Less current portion							(1,953,800)

Debt, net of current portion							$2,866,024

The carrying amount of debt approximates fair value based on the short-term maturity and variable interest rates.

Bank Term Loan - During December 2006, pursuant to a Loan Agreement, the Company borrowed $1.5 million (“Loan”).  The Loan is due as follows; six months of interest only payments and thirty equal monthly payments of principal and interest.  Monthly principal payments are fixed at $50,000 over the term of the loan.  Under the terms of the Loan Agreement, interest accrues at Prime plus 2.5% (10.25% at September 30, 2009) with a potential interest rate reduction of 0.75% based on future profitability.  The Loan Agreement is secured by substantially all the assets of the Company.  The Loan has a tangible net worth financial covenant and other non-financial covenants with which the Company has been in compliance.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Subordinated Debt - CCS - In December 2003, in connection with the acquisition of CCS, the Company issued subordinated debt with a three year term in the amount of $650,000 to the original owner of CCS.  The terms of the debt called for interest only payments at Prime plus 4%, not-to-exceed 12% (7.25% at September 30, 2009).  In December 2006 the holder agreed to continue interest only payments and to extend the maturity date of the then current principal balance of $353,800 for successive one year periods.  In January 2009, the terms of the agreement were modified to extend the maturity date to November 30, 2009 and to provide for monthly principal and interest payments of $43,092 through October 2009 and a final payment of $9,066 which was made in November 2009.

Subordinated Convertible Debt – Employees and investors – During the years ended December 31, 2003, 2004, 2005, and 2006, the Company issued subordinated convertible debt totaling $1,666,024 with ten-year terms to employees and investors in connection with the ESOP purchase transaction.  Interest accrues at rates ranging from Prime plus 6% to Prime plus 8% subject to a minimum rate ranging from 12% to 14% and a maximum rate ranging from 14% to 16%. At the date of the Merger, there was $1,666,024 of convertible debt outstanding.  Concurrent with the completion of the Merger, $1,594,524 of the subordinated convertible debt was converted into 3,603,874 shares of the Company’s common stock.  Two holders elected not to convert their balances totaling $71,500 which was fully repaid in September 2009.

Subordinated Convertible Debt - SBS - During March 2006, the Company purchased the stock of SBS.  As part of the payment for the purchase of its common stock, the shareholders of SBS agreed to take subordinated convertible debt in the aggregate amount of $1,200,000.  Terms of repayment were quarterly interest only payments at a rate of 4%, with all unpaid interest and principal due March 2013.  As of December 31, 2008, $1,200,000 was outstanding.  Concurrently with the completion of the Merger, the entire amount of the debt was converted into 4,152,902 shares of the Company’s common stock.

Bridge Notes - In June 2007, the Company issued subordinated debt (“Bridge Notes”) totaling $1,000,000 with a six month term to certain members of management and an outside Director.  The Bridge Notes accrue interest at 15% per annum and were subject to an initiation fee of 2.5% and an extension fee of 2.5% of the principal to extend beyond September 2007.  All principal and interest was originally due on December 31, 2007. In August 2008 the Bridge Notes were amended to extend the maturity date to September 30, 2008 in exchange for an additional commitment fee of 2.5% per quarter.  In January 2009, $100,000 of the principal along with accrued interest was repaid.  On January 28, 2009, the remaining Bridge Notes were extended on a rolling basis provided that the holders remained an employee or director of the Company.  The Bridge Notes bear an extension fee of 2.5% per quarter as long as they remain outstanding.  In the event of a subsequent material transaction involving a merger, acquisition, initial public offering, change in control, sale of substantially all of the Company’s assets or a financing transaction (“Transaction”) in excess of $2 million that contemplates the exchange or conversion of the Bridge Notes into some form of equity, the holder has the option to either have the Bridge Note and all unpaid interest, paid in full or converted in accordance with the terms of the Transaction.  Concurrent with the completion of the Merger, $415,000 of principal was exchanged for 415 shares of Series A Cumulative Convertible Preferred Stock.  During August and September 2009, additional principal payments totaling $212,750 were made on certain Bridge Notes and the interest rate was reduced from 25% (15% per annum plus 2.5% quarterly) to 16% per annum.

Pursuant to the terms of the Bridge Notes, the Company issued fully vested warrants to purchase 100,000 shares of common stock.  The warrant amount was equal to 10% of the principal amount of the Bridge Notes divided by the offering price in any initial public offering under the Securities Act of 1933, as amended.  The warrants have an exercise price of $1.00 and a contractual term of five years.  The warrants were valued at $45,419 and have been recorded as a discount to the Bridge Notes and a credit to additional paid-in capital.  The note discount has been fully amortized to interest expense as of September 30, 2009

Subordinated Convertible Debt June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500 with net proceeds totaling $192,500.  Interest on the Note accrues at 6% per annum and is due monthly. Principal and any remaining accrued but unpaid interest are due in June 2010.  The Note converts at the option of the holder into shares of the Company’s common stock at $0.50 per share.  The market value of the Company’s common stock was $1.00 per share on the date of issuance.

Pursuant to the terms of the Note, the Company issued detachable warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants are fully vested and have a contractual term of five years.  The warrants were valued at $314,850 using the Black-Scholes option-pricing model.  The proceeds from the issuance

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

of the Note were allocated between the Note and the warrants based on the relative fair values of the components.  The portion of the proceeds allocated to the warrants was $128,639 and is recorded as additional paid-in capital and a discount to the Note.  The proceeds allocated to the Note were compared to the fair value of the stock that would be received upon conversion, and the Company determined that a beneficial conversion feature in the amount of $405,000 existed.  The Company recorded the remaining proceeds from the Note reduced by the discounts previously recorded, or $96,361, as an additional discount to the Note and additional paid-in capital.  The total discount of $250,000 is being amortized to interest expense using the effective interest method over the 12 month term of the Note.

For the three and nine months ended September 30, 2009, the Company’s interest expense, including all extension and commitment fees, totaled $300,320 and $773,240, respectively.  For the three and nine months ended September 30, 2008, the Company’s interest expense, including all extension and commitment fees, totaled $274,099 and $931,786, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.  After the Merger, there are 28,000,000 shares of the Company’s common stock issued and outstanding and 975 shares of the Company's Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding.

(a) Common Stock

On June 18, 2009, the Company completed the Merger.  Immediately prior to the Merger, the Company had 2,500,000 common shares outstanding and Holding had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of common stock owned by the Company’s Chief Executive Officer were cancelled.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s 3,500,000 shares of common stock was exchanged for eight shares of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

(b) Preferred Stock

On June 8, 2009, the Company designated up to 10,000 shares of the Series A Preferred Stock, par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  The right and preferences are summarized as follows:

Dividends - The holders of the Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A Preferred Stock from the date of its issue.

Voting Rights - The Series A Preferred Stock shall have no voting rights except on matters affecting their rights or preferences.

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, the holders of the Series A Preferred Stock shall be entitled to receive an amount equal to the stated value per share plus any accrued and unpaid dividends before any payments shall be made to the holders of any common stock.

Conversion - Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at a conversion price of $0.50 per share.

During April 2009, the Company sold 560 shares of Series A Preferred Stock at a price of $1,000 per share in a private placement.  No underwriting discounts or commissions were paid in connection with the sale.  The securities were offered and sold only to accredited investors within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

“Act”), in a transaction conducted pursuant to section 4(2) of the Act and Regulation D thereunder.   In connection with the sale, the Company issued warrants to purchase 560,000 shares of common stock.

Concurrent with the Merger, $415,000 of Bridge Notes issued in June 2007 were exchanged for 415 shares of Series A Preferred Stock and warrants to purchase 415,000 shares of common stock.

(c) Warrants

In connection with the issuance of the Series A Preferred Stock described above, the Company issued warrants to purchase 975,000 shares of common stock.  For each share of Series A Preferred Stock, the investor received a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.00 per share (“Class A Warrants”) and a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.25 per share (“Class B Warrants”).  The fair value of the warrants of $142,740 and $104,520 for the Class A Warrants and Class B warrants, respectively, was determined based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 3 years, expected volatility 40.72%, expected dividend yield of 0%, and a risk-free interest rate of 1.76%.  The warrants were recorded as additional paid-in capital.

In connection with the Bridge Notes, in June 2007, the Company issued 100,000 warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants are valued at $45,419 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 5.03%.  The warrants were recorded as additional paid-in capital.

Immediately following the Merger, the Company issued a debenture in the amount of $250,000 including warrants to purchase up to 500,000 common shares with an exercise price of $0.50 per share.  The warrants were valued at $314,850 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 2.71%.  The warrants were recorded based on their relative fair value allocated between the warrants and the Note (see Note 7) which was $128,639.

NOTE 9 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 6,667 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 3,333 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of September 30, 2009 and December 31, 2008, was $1,170,257 and $1,254,726, respectively.  The ESOP Note is reflected in the accompanying unaudited consolidated balance sheets as unearned ESOP shares in stockholders’ equity (deficit).

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the nine months ended September 30, 2009 was $133,873 representing $84,469 for ESOP principal payment and $49,404 for ESOP interest.  The Company’s contribution expense for the year ended December 31, 2008, was $178,498 representing $107,007 for ESOP principal payment and $71,491 for ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts are only calculated on an annual basis by an outside, independent financial advisor and as such, the presentation is only for the year ended December 31, 2008.

The ESOP held 7,205,137 shares of unallocated Company stock and 5,038,087 shares of allocated Company stock as of December 31, 2008.

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

NOTE 10 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DecisionPoint and was assumed by the Company on June 18, 2009, in connection with the Merger.  The 2004 Plan authorized 5,385 shares of common stock for issuance.  On June 18, 2009, pursuant to the Merger, the 2004 Plan was amended and each share of common stock then subject to the 2004 Plan was substituted with 1224.32 shares of common stock, for an aggregate of 6,592,976 shares.  Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

In June 2009, the Company  established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of options, stock awards and restricted stock purchase offers.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  There were no options granted under the 2009 Plan as of September 30, 2009.

The 2004 and 2009 Plans, (collectively, the “Plans”) are administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The total number of shares authorized under the Plans is 7,592,976.  The term of stock options granted under the Plans cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than ten percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

A summary of the status of the 2004 and 2009 Plans as of September 30, 2009 and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

December 31, 2008	65,487	6,527,489	$0.22	$1,436,048
Additional options authorized	1,000,000	-	-	-
Granted	(61,216)	61,216	0.26	15,916
Exercised	-	-	-	-
Cancelled	-	-	-	-
September 30, 2009	1,004,271	6,588,705	$0.22	$1,451,964

Exercisable options at September 30, 2009		5,256,006	$0.22	$1,158,275

The following table summarizes information about stock options outstanding as of September 30, 2009:

	Options Outstanding			Options Exercisable
Weighted-
		Average	Weighted-		Weighted-
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.20 - $0.31	6,588,705	5.55	$0.22	5,256,006	$0.22

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to employees during the nine months ended September 30, 2009 (no options were granted during the nine months ended September 30, 2008) was estimated using the Black-Scholes option-pricing model with the following assumptions:

Term	5 years
Volatility	44.19%
Dividend yield	0%
Risk-free interest rate	1.87%

Management’s estimate of expected volatility is based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.  The Company calculates the estimated life of stock options using the “simplified” method.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.  The Company adjusts stock-based compensation on a quarterly basis for changes to the estimate of expected equity award forfeitures based on a review of recent forfeiture activity and expected future employee turnover.

Employee stock-based compensation costs for the nine months ended September 30, 2009 and 2008 was $38,114 and $0 respectively, and is included in selling, general and administrative expense in the accompanying unaudited consolidated statements of operations.  At September 30, 2009, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $115,000, which is expected to be recognized over a weighted-average vesting period of 2.3 years.
The weighted-average fair value on the grant date of options granted to employees during the nine months ended September 30, 2009 was $0.10.  The Company did not grant any stock options during 2008.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.   The Company has a corporate office located in Parsippany, New Jersey where the Company leases 3,600 square feet.  The executive offices and West coast sales, and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  In addition, the Company leases 3,000 square feet in Shelton, Connecticut for its East coast sales and operations and 2,000 square feet in South Plainfield, New Jersey for its East coast depot operation.  These facilities are expected to accommodate the Company’s needs for the foreseeable future.

The lease for Foothill Ranch, CA expires in July 2010.  The lease for Shelton, CT expires in April 2014.  The lease for Parsippany, NJ expires June 2011.  The South Plainfield, NJ facility lease is a month to month rental.

Rent expense for the nine months ended September 30, 2009 and 2008 was $238,048 and $214,702, respectively.

The aggregate remaining future minimum payments under these leases expiring after September 30, 2009, are as follows:

Years ending December 31:
2009	$71,764
2010	228,239
2011	96,413
2012	58,924
2013 and thereafter	77,136

$532,476

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on its operating results or financial position of the Company.

NOTE 12 - INCOME TAXES

The Company’s deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  These assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to reverse.

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  During the third quarter of 2009, the Company recorded a valuation allowance related to the temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities.

The provision for income taxes for the nine months ended September 30, 2009 and the year ended December 31, 2008, is as follows (all amounts are approximate):

	September 30,	December 31,
	2009	2008
Current income tax expense:
Federal	$83,000	$-
State	36,000	16,000
	119,000	16,000
Deferred income tax expense (benefit):
Federal	(73,000)	--
State	(22,000)	(62,000)
	(95,000)	(62,000)

Income tax expense (benefit)	$24,000	$(46,000)

DECISIONPOINT SYSTEMS, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)

The Company’s deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2009	2008

Allowance for doubtful accounts	$148,000	$7,000
Inventory reserve and uniform capitalization	64,000	4,000
Accrued expenses	339,000	34,000
Deferred revenue	441,000	28,000
Valuation allowance	(837,000)	-
Deferred tax assets - current	155,000	73,000

Property and equipment	(2,000)	-
Intangible assets	225,000	-
Stock based compensation	44,000	-
Valuation allowance	(267,000)	-
Net deferred tax assets - long-term	-	-

Total net deferred tax asset	$155,000	$73,000

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the nine months ended September 30, 2009 and the year ended December 31, 2008 is as follows:
	September 30, 2009		December 31, 2008
	Amount	Rate (%)	Amount	Rate (%)

Tax at the Federal statutory rate	$(86,000)	34.0	$-	-
State taxes	9,000	(3.6)	46,000	4.9
Permanent differences	12,000	(4.5)	-	-
Others	(13,000)	5.1
Valuation allowance	1,104,000	(436.4)	-	-
Impact of change from S to
C Corporate tax status	(1,002,000)	396.0	-	-

Effective tax rate	$24,000	(9.4)	$46,000	4.9

Prior to the Merger discussed in Note 1, the Company filed its Federal and State income tax returns as a sub-chapter “S” corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders.  As a result of the Merger, the Company’s sub-chapter “S” corporation status was terminated on June 18, 2009.  When the Company changes its tax status from a nontaxable sub-chapter “S” corporation to a taxable “C” corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise.  As a result, the Company recorded a net deferred tax asset of $1,002,000 with the offset being recorded as an income tax benefit with a valuation allowance in the statement of operations of $1,104,000 for the period ended September 30, 2009.

NOTE 13 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and after 90 days of service are eligible to participate.  Each year, employees can make salary contributions up to 25% of their salary and the Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions over 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the 401k Plan were $152,763 and $192,584 for the nine month periods ended September 30, 2009 and 2008, respectively.

NOTE 14 - RELATED PARTY

The Company from time to time has purchased and sold certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's CEO and CFO.  During the three and nine months ended September 30, 2009, products and services were purchased for $42,001 and $126,001, respectively.  Sales to this affiliate during the same periods were $113,523 and $427,589, respectively.  Amounts due from this affiliate are included in accounts receivable in the accompanying unaudited consolidated financial statements as of September 30, 2009 and December 31, 2008, are $810,553 and $594,403, respectively.

As of September 30, 2009 and December 31, 2008, the Company has accounts payable to two of its executive officers primarily arising from purchases of products on behalf of the Company in the amounts of $579,596 and $366,453, respectively.

NOTE 15 - SUBSEQUENT EVENT

The Company has evaluated subsequent events through November 13, 2009, the date on which the consolidated financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition;
•	General economic conditions and,
•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

All written and oral forward-looking statements made in connection with this Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements whether as a result more information, future events or occurrences.

OVERVIEW

DecisionPoint Systems, Inc. (“Company”, “DecisionPoint”, “we” or “us”) is a data collection systems integrator that sells and installs field mobility devices, software, and related bar coding equipment, and provides radio frequency identification solutions, more commonly known as “RFID”.  The Company also provides professional services and software customization solutions. DecisionPoint delivers to its customers the ability to make better, faster, and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees and fully integrating them into their back office systems.

We provide customers with everything they need through the process of achieving their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment (“ROI”).  Our business designs, sells, installs and services voice and data communications products and systems for private networks and wireless broadband systems to a wide range of enterprise markets, including retail, transportation and logistics, manufacturing, wholesale and distribution, as well as other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).  We provide a complete line of deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is the Motorola Enterprise Mobility Division, for whom we consistently are rated one of the nation’s top Value Added Resellers.  We also partner with other top equipment and software suppliers such as Zebra Technologies Corporation, Datamax - O’Neil  — a unit of the Dover Corporation,  in addition to a host of specialized independent software vendors such as AirVersent, Antenna Software, GlobalBay, Mobileframe, Syclo and Wavelink.

Over the last several years, we have been repositioning ourselves to focus more on providing higher margin, customer-driven, mobile wireless and RFID solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation.

Transportation and logistics, and field services such as repair and maintenance, delivery and inspections are now emerging as great new markets.  This is primarily due to the arrival of robust, national wireless carrier networks that can reach a field-based mobile worker almost anywhere they are.  The general term for this new group of markets is referred to as “Field Mobility”.  Although it cuts across multiple industries and business applications, it has one common characteristic: goods are tracked or services are being performed by field-based workforces, not workers operating in a single location under one roof. We believe that the growth of Field Mobility-based markets will be very significant over the next several years, and we have created a dedicated specialty business practice to focus on it.  This practice was established in 2008, with the express purpose of replicating our historical success with a new set of customers and challenges together with a new ecosystem of partners which includes the four major wireless carriers of AT&T, Sprint, T-Mobile and Verizon.  The carriers not only bring potential new opportunities to DecisionPoint but also have attractive programs which allow us to earn additional revenue from them when we facilitate service of mobile computers and devices on their networks.

We were incorporated on December 27, 2006 under the laws of the State of Delaware at which time our name was Canusa Capital Corp. or Canusa.  On June 17, 2009, we entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among ourselves, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of us (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as our wholly-owned subsidiary under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) which was originally incorporated in 1982.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

On June 18, 2009, we completed the Merger.  Immediately prior to the Merger, we had 2,500,000 common shares outstanding and Holding had 10,000 shares common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of our common stock owned by our Chief Executive Officer were cancelled.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of our common stock, giving Holding’s shareholders 2,500,000 of common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of our 3,500,000 shares of common stock was exchanged for eight shares of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

All references to share and per share amounts in this Quarterly Report have been restated to retroactively reflect the number of shares of DecisionPoint Systems, Inc. common stock issued pursuant to the Merger.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008.  These should be read in conjunction with our unaudited consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

Comparison of the Quarters Ended September 30, 2009 and 2008

Revenues were $11.5 million for the quarter ended September 30, 2009, compared to $13.3 million for the quarter ended September 30, 2008, a decrease of $1.8 million or 13.5%.  The decrease in revenue was primarily due to the weakened economic conditions in the U.S. in the later part of 2008, that have continued into 2009.  A reduction in traditional workforce mobility solutions revenue has been partially offset by an increase in our field mobility solutions revenue.

Cost of sales was $9.2 million for the quarter ended September 30, 2009, compared to $10.8 million for the quarter ended September 30, 2008, a decrease of $1.6 million or 15%.  Our gross profit was $2.4 million for the quarter ended September 30, 2009, compared to $2.6 million for the quarter ended September 30, 2008, a decrease of $0.2 million or 7.4%.  Although the actual dollar amount of gross profit is lower in the 2009 period, our realized gross margin has increased to 20.6% in 2009, from 19.2% in the comparable period of 2008.  This improvement is directly due to the increased emphasis on cost control of the products and services which we resell as well as improved utilization of our professional services costs which has a direct effect of realizing greater margins on those services.

Selling, general and administrative expenses were $1.9 million for the quarter ended September 30, 2009, compared to $2.2 million for the quarter ended September 30, 2008, a decrease of $0.3 million or 13.1%.  The decrease in the current quarter was the result of tighter cost management and lower commission expense associated with lower revenues.  The primary items that contributed to the reduction in expenses in the current period were lower salaries, commissions and related travel expenses of approximately $0.2 million.  Finance and administration expenses were lower due to reduced bad debt expense and financing fees.

Other expenses were $0.3 million for the quarters ended September 30, 2009 and 2008.  Other expenses for the three months ended September 30, 2009 and 2008 consists primarily of interest expense, which is related to our line of credit and subordinated debt, and was $0.3 million for the quarter ended September 30, 2009, compared to $0.3 million for the quarter ended September 30, 2008.  The increase in interest expense was the result of the issuance of the $250,000 subordinated convertible debenture in June 2009.

Comparison of the Nine Months Ended September 30, 2009 and 2008

Revenues were $35.2 million for the nine months ended September 30, 2009, compared to $41.8 million for the same period ended September 30, 2008, a decrease of $6.6 million or 15.8%.  The decrease in revenue was primarily due to the weakened economic conditions in the US which has continued into 2009.  A reduction in traditional workforce mobility solutions revenue has been partially offset by an increase in our field mobility solutions and consumable revenue of $0.3 million.

Cost of sales was $28.4 million for the nine months ended September 30, 2009, compared to $34.0 million for the same period ended September 30, 2008, a decrease of $5.6 million or 16.5%.  Our gross profit was $6.9 million for the nine months ended September 30, 2009, compared to $7.9 million for the same period ended September 30, 2008, a decrease of $1.0 million or 12.9%.  Although the actual dollar amount of gross profit is lower in the 2009 period, our realized gross margin has increased to 19.5% in 2009, above the 18.9% in the comparable period of 2008.  This improvement is directly due to the increased emphasis on cost control of the products and services which we resell as well as improved utilization of our professional services costs.

Selling, general and administrative expenses were $6.0 million for the nine months ended September 30, 2009, compared to $7.3 million for the same period ended September 30, 2008, a decrease of $1.3 million or 17.4%.  The decrease in the current quarter of 2009 was the result of tighter cost management and lower commission expense associated with lower revenues. The primary items that contributed to the reduction in expenses in the current period were lower salaries, commissions and related travel expenses of approximately $0.8 million.  Finance and administration expenses were lower due to a reduction bad debt, insurance and payroll expenses along with lower financing fees totaling slightly less than $0.5 million in the current period.

Other expenses were $1.1 million for the nine months ended September 30, 2009, compared with $1.6 million for the same period ended September 30, 2008, a decrease of approximately $0.5 million, or 34%.  Interest expense, which is related to our line of credit and subordinated debt, was $0.8 million for the nine months ended September 30, 2009, compared to $0.9 million for the same period ended September 30, 2008.  The decrease in interest expense was the result of lower interest charges and amounts borrowed on our line of credit and the conversion of $2.8 million of subordinated debt in June 2009.  The conversion of debt to equity concurrent with the Merger has had a negligible impact on previous reporting periods but may be material in future periods.  Other expense of $0.2 million and $0.6 million for the nine months ended September 30, 2009 and 2008 respectively, consists primarily of expenses related to the reverse merger transaction in 2009.  In 2008, we wrote-off an investment in a potential acquisition that did not materialize in the amount of $632,500.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

The recent financial and credit crisis has reduced credit availability and liquidity for many companies.  We have seen our revenue decrease approximately 16%, due to the weakened economic conditions in the U.S. which have continued into 2009.  We have been able to improve our gross margins and reduce our selling, general and administrative expenses which have resulted in improved operating income.  We believe that our strategic shift to higher margin mobility solutions with additional software and service revenues along with tighter cost control will sustain us through this challenging period.  As a matter of course, the Company does not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.   As long as we continue to generate revenues, we are permitted to drawdown on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur beyond our control.

As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents of approximately $0.1 million and $0.9 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of September 30, 2009, we have negative working capital of $9.8 million and total stockholders’ deficit of $4.8 million.  Included in current liabilities is  unearned revenue of $8.5 million, which reflects services that are to be performed in future periods but that have been principally paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $3.9 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The increase in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), the Company obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement.  Under the terms of the Loan Agreement, interest accrues at Prime plus 2.5% with an interest rate reduction of 0.75% based on future profitability.  The Loan Agreement is secured by substantially all of our assets and matured in December 2008, at which time it was amended to extend the maturity date to March 2009 in exchange for an extension fee of $12,185.

In March 2009, pursuant to an Amendment to the Loan Agreement (“Amendment”) the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $8.5 million.  Pursuant to the Amendment, the rate at which interest accrues increased to Prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.  The Amendment also modified the definition of “prime rate” to a rate not less than 4% on any day.  We paid an annual renewal fee of $85,000.  The amounts outstanding under the line of credit at September 30, 2009 and December 31, 2008 were $3,542,528 with interest accruing at 8%, and $3,377,208 with interest accruing at 10.25%, respectively.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which we have been in compliance.  Availability under this line of credit was approximately $2,438,000 and $1,605,000 as of September 30, 2009 and December 31, 2008, respectively.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through the 12 month period ending October 2010. If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the nine months ended September 30, 2009, net cash used in operating activities was $0.5 million, primarily due to a $0.6 million reduction in accrued expenses and the reduced loss from operations.  Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2009, primarily from payments on our subordinated debt during the period.

During the nine months ended September 30, 2008 net cash provided by operating activities was $1.2 million, primarily due to the increase in net changes in working capital of $2.1 million.  Net cash used in financing activities was $ 1.7 million for the nine months ended September 30, 2008, primarily due to a net reduction in the amount outstanding on our line of credit and bank term loan during the period.

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

Accounts Receivable

We have policies and procedures for reviewing and granting credit to all customer accounts, including:

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Over the last three years ending December 31, accounts receivable reserves varied from 1.6% to 6.7% of total accounts receivable. Accounts receivable reserves as of September 30, 2009, were $620,000, or 7.0% of the balance due.  Accounts receivable reserves as of December 31, 2008, were $575,000, or 6.7% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of September 30, 2009.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Deferred Tax Asset

The increase of current deferred income tax assets in the third quarter of 2009 is attributable to the release of a portion of the valuation allowance recorded in the prior periods.  In the opinion of management, it is more likely than not the $155,000 of the deferred tax assets will be realized.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and may be liable to refund a customer for amounts paid in certain circumstances.  This has not been an issue for the Company historically.

We also generate revenue from software customization and professional services on either a fee for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered.  Fixed fee services are accounted for in conformity with either the percentage-of-completion or the completed-contract method.  Revenues recognized on the percentage-of-completion method, are measured by the percentage of cost incurred to date, primarily labor costs, to total costs estimated to be incurred for each contract.  Management considers expended costs to be the best available measure of progress on these contracts.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 10 of the accompanying notes to our unaudited consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2009

Employees

As of September 30, 2009, DecisionPoint had a total of 62 full time and 2 part time non-union employees.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented

ITEM 3.        QUANTITIATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4T.    CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures in accordance with Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”).  Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, and concluded that the disclosure controls and procedures were not effective as a whole, and that the deficiency involving internal controls constituted a material weakness.  The material weakness related to our application of ASC 718 to a transaction recorded in 2006 and errors in accounting for stock warrants issued in connection with bridge financing in 2007.

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

PART II-OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

From time to time, DecisionPoint may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.  DecisionPoint is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

In connection with the merger during June 2009, the Company sold 560 shares of Series A Cumulative Convertible Preferred Stock with a par value of $0.001 and a stated value of $1,000 (the “Series A Preferred Stock”) to investors and exchanged 415 shares of Series A Preferred Stock with noteholders holding $415,000 of notes issued by DecisionPoint.

ITEM 3                   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.                 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                 OTHER INFORMATION

Not applicable.

ITEM 6.                  EXHIBITS

(a) Exhibits

Exhibit Number	Description of Exhibit

31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a)
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DecisionPoint Systems, Inc.

Date: November 16, 2009	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: November 16, 2009	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer