Form 10-K
period 2009-12-31
DecisionPoint Systems, Inc.
filed 2010-03-31
CIK 1404433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period ____________ to__________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-144279	74-3209480
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

19655 Descartes, Foothill Ranch, CA 92610-2609
(Address of principal executive offices) (Zip code)

(949) 465-0065
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001
Title of Class

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $8,080,000.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 28,700,000 as of March 31, 2010.

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

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.    BUSINESS

History

DecisionPoint Systems, Inc., f/k/a Canusa Capital Corp. (the “Company”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 17, 2009, we entered into an Agreement and Plan of Merger (“Merger Agreement”) among the Company, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the merger (“Merger”)as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  Prior to the Merger, the Company was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of DecisionPoint from DecisionPoint’s shareholders in exchange for 20,000,000 shares of the Company’s common stock and assumed all of DecisionPoint’s obligations under DecisionPoint’s outstanding stock options and warrants.

DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”).  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification systems technology and provides custom solutions.

In December 2003, DecisionPoint formed an Employee Stock Ownership Plan (“ESOP”) and loaned the ESOP $1,950,000 that the Employee Stock Ownership Plan Trust (“Trust”) used to acquire all of its stock from its former CCS stockholder.  The Company also adopted a fiscal year end of December 31st.  DecisionPoint completed its acquisition of SBS in March 2006.

Founded in 1995, CCS was a leading provider of Enterprise Mobility Solutions. Industry expertise included grocery, retail general merchandise and warehousing primarily in the western United States.  CCS provided all of the services necessary to ensure a successful project.  They provided turnkey solutions which included: project management, system design, application development, system integration, hardware configuration and staging, wireless system installation, user training, help desk support and hardware maintenance.

Founded in 1976 and incorporated in 1983, SBS developed over time a family of powerful enterprise data collection software solutions, products and services.  Their flagship product, CASE Tools/Pathfinder™, was introduced in 1992.  In 1980, Sentinel Business Solutions became Intermec, Inc’s, (“Intermec”) first Value Added Reseller.  In 2000, SBS also joined forces with Symbol Technologies, Inc. (“Symbol”) as a Solution Partner.  SBS maintained their leadership in the data collection industry for over 25 years.  They offered complete enterprise data collection solutions: rapid application development tools, transaction server, hardware, services, media and support.  The combination of these companies, created a National Mobile Solutions and radio frequency identification systems (“RFID”) company that can provide solutions from historical knowledge and added expertise.

Overview

DecisionPoint delivers to its customers the ability to make better, faster, and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees.  It is these systems which provide the information to improve the hundreds of individual business decisions made each day.  The “productivity paradox” is that the information remains locked away in their organization’s enterprise computing system, accessible only when employees are at their desk.  DecisionPoint solves this productivity issue.  The result for our customers is they are able to move their business decision points closer to their own customers whom in turn, drive their own improved productivity and operational efficiencies.

DecisionPoint does this by providing our customers with everything they need through the process of achieving their enterprise mobility goals starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment (“ROI”).  Our business designs, sells, installs and services voice and data communications products and systems for private networks and wireless broadband systems to a wide range of enterprise markets, including retail, transportation and logistics, manufacturing, wholesale and distribution, as well as other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

A graphical view of DecisionPoint’s business process is presented below:

DecisionPoint’s typical solution that we deliver consists of a combination of the following:

•	specialized mobile computers
•	a wireless network infrastructure (or the use of a national wireless carrier)
•	specialized mobile application software
•	integration software to our customer’s existing enterprise systems, and
•	a range of professional services needed to make it all ‘work’.

Delivering this value requires a full range of services and a substantial and unique set of resources and experience.  DecisionPoint employs a highly talented and experienced staff of architects, engineers, and support personnel to guide our customers through this process to success.

During the business cycle our highly experienced professionals will:

•	consult with customers about their business needs
•	design the overall enterprise mobile solution to fit the need
•	build or acquire the software needed for the solution
•	acquire the wireless and mobile computers needed
•	deliver the services to deploy it all, and
•	support the system after it has been installed.

DecisionPoint’s deliverable of this value to enterprise customers is very different than delivering similar technology to the consumer.  Unlike buying and activating a personal mobile phone or buying a laptop computer with Windows®, bringing mobile computing to the front-line enterprise worker is orders of magnitude more challenging.  This is because, unlike the individual consumer, the enterprise has significant performance, reliability, and security requirements.  This is in addition to the fact that any system must be integrated with the complex enterprise computing systems already in place.  Therefore, DecisionPoint must possess the required knowledge and manage a myriad of technical details and nuances to achieve our customer’s desired outcome.

As a part of delivering this value, DecisionPoint has developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is the Motorola Enterprise Mobility Solutions Division, (“EMS”) for which we consistently are one of the nation’s top Value Added Resellers (“VAR”).  We also partner with other top equipment and software suppliers such as Zebra Technologies Corporation (“Zebra”), Datamax - O’Neil (“O’Neil”) — a unit of the Dover Corporation, in addition to a host of specialized independent software vendors (“ISV”) such as AirVersent, Inc., Antenna Software, GlobalBay Mobile Technologies, Inc., Mobileframe LLC, Syclo LLC and Wavelink Corporation.

Major vendors and other top partners have come to depend on the VAR channel in order to grow their own businesses.  This is because they cannot cost-effectively penetrate their target markets alone given the number and variety of ways their product is applied and because of the myriad of complex integration requirements.  They have come to view their role as providing the best-of-breed wireless and mobile computing technology to the market and partner with companies like DecisionPoint to extend their business.  This applies not only to Motorola with wireless and mobile computing technology, but also with other high tech manufacturers who produce printers, labels, RFID and other technology products.

As our markets have grown and have become more sophisticated, DecisionPoint has grown both in size and in the nature and type of offerings.  As our customers come to depend more and more on enterprise wireless and mobile computing to run their businesses, DecisionPoint continues to deliver and expand the services to keep those systems running.  We are actively moving into the areas of enterprise managed services and software-as-a-service (“SaaS”) to continue to deliver our value and build ongoing revenue streams for the Company.

DecisionPoint has made several investments in SaaS offerings in response to what we believe will be a fundamental shift in our customers’ buying behavior. And we are monitoring the results closely. Customers are fundamentally beginning to realize that they do not have to own the entire end-to-end solution in order to reap its benefits. And, in fact, there could be major cost savings for them if they chose instead to receive part of the value of what DecisionPoint has to offer in a SaaS model. We are a believer in this theory ourselves, as we are an avid salesforce.com customer. Salesforce.com is one of the world’s largest SaaS companies.

Marketplace

Industry

Over the past five years, the enterprise mobile computing industry has standardized several key technologies.  This standardization has enabled the market to grow.  Examples of this include the WindowsMobile operating system for mobile devices, 802.11 a/b/g “Wi-Fi” wireless local area networks, and robust nationwide wireless carrier data networks such as AT&T and T-Mobile (HSDPA technology), and Verizon and Sprint (EVDO technology).

This standardization has allowed mobile computing manufacturers to build product to these widely adopted standards, creating the opportunity to automate workers using these standards.  These developments have created many opportunities for DecisionPoint to build enterprise wireless and mobile computing solutions for our customers’ needs.

Determining which enterprise wireless and mobile solutions DecisionPoint delivers to its customers highly depends on several key factors including the customers’ industry.  It requires that DecisionPoint possess domain expertise in our customers’ industry.  It also requires business application software expertise, and mobile computing and wireless networking technical acumen.

The customers’ industry is very important because unlike generic wireless business applications such as email, the applications that DecisionPoint provide involve business processes which are very specific to a vertical market.  An example is Proof-of-Delivery (“POD”).  In order for a POD application to deliver value it must not only be tailored to a specific industry such as couriers, but it must also be tailored to each specific courier company depending on how they run their business process.

DecisionPoint’s key to delivering customer value profitably is for us to know where standardized system hardware and software components will deliver the required result and where they cannot and therefore, more custom components need to be utilized.  This capability comes from our years of experience, our talented professionals and our highly developed ecosystem of partners.

DecisionPoint provides a complete line of deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

Current Market Environment

Over the last several years, DecisionPoint has been repositioning itself to focus more on providing higher margin, customer-driven, mobile wireless and RFID solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation. Small resellers and large catalog resellers simply do not want to, or cannot, provide the types of services needed to make these systems a success.  Our major ecosystem partners, such as Motorola, recognize this and have come to depend more and more on DecisionPoint to deliver the business value that their products enable.

By referring more end-user demand to DecisionPoint, manufacturers can leverage DecisionPoint’s personnel and skill to provide customers with enhanced personal service.  With deep expertise about specific customers’ operations, resellers are very effective in promoting sales of key vendor’s products.  Today, a majority of Motorola’s sales of mobile computers are through the sales channel in which DecisionPoint participates.

DecisionPoint benefits from other advantages by participating in this sales channel.  The industry leaders have established program rewards, such as favorable pricing structure incentives, for those top-tier VARs who invest in their programs and technologies.  Not only does this reward our investments in personnel, it also creates a high bar for entry by requiring that other potential competitors must pass the same training and certification requirements that DecisionPoint personnel have passed.

Within our commercial enterprise market, we believe there continues to be long-term opportunity for growth as the global workforce continues to become more mobile and the industries and markets that purchase our products and services continue to expand.  The markets in which we compete include mobile computing products and services, enterprise wireless services, bar code scanning, RFID products and services and mobile network management platforms.  Organizations looking to increase productivity and derive benefits from mobilizing their applications and workforces are driving adoption in this market.  In 2009, given the current global economic conditions and customer capital expenditure constraints, we had expected reduced spending in the commercial enterprise market.

DecisionPoint’s strategy in our target market is to enable our customers to focus on their missions, not the technology.  This is accomplished by providing mission-critical systems, seamless connectivity through highly reliable voice and data networks and a suite of advanced and/or custom applications that provide real-time information to end users.

DecisionPoint Target Market(s)

The markets for enterprise wireless and mobile computing are very fragmented while also being extremely complex in nature.  But generally they can be characterized by the following attributes:

1 .	Vertical market industries which require specific domain expertise.
2.	Industries which track goods or deliver a service in the field (or both).
3.	Industries which have a significant group of mobile workers, whether they operate primarily in one place or in the field.

In the commercial enterprise market, our approach is to deliver products and services that are designed to empower the mobile workforce to increase productivity, drive cost effectiveness and promote faster execution of critical business processes.

Vertical Markets

The attractiveness of any vertical market for DecisionPoint depends directly on the size and nature of the problems which that market faces that can be addressed by enterprise wireless and mobile computing.  Historically, retail, warehousing, and manufacturing were the largest industries. Each typically had large amounts of goods in constant motion which needed to be tracked.  And each had a workforce which primarily operated in one place (i.e. a retail store, a distribution center or a factory).

Although these markets are still attractive for DecisionPoint and comprise a significant portion of our business, new markets are emerging which hold as great or even greater promise than our historical markets.

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

DecisionPoint’s Field Mobility Practice

DecisionPoint believes that the growth of Field Mobility-based markets will be so significant over the next several years, that we have created a dedicated specialty business practice inside of DecisionPoint to focus on it.  This practice was established in 2008, with the express purpose of replicating our historical success with a new set of customers and challenges together with a new ecosystem of partners which includes the four major wireless carriers of AT&T, Sprint, T-Mobile and Verizon.  The carriers not only bring potential new opportunities to DecisionPoint but also have attractive programs which allow us to earn additional revenue from them when we facilitate service of mobile computers and devices on their networks.

We are not alone in our expectations of growth for Field Mobility.  Motorola, as demonstrated through its strong on-going support, is also counting on significant growth as well.  They believe that as wireless carrier networks become ubiquitous, it will increase their market opportunity to put greater numbers of mobile computers into the hands of entire groups of field-based workers who may have never had a mobile computer before.

Products and Services

Mobile Applications

DecisionPoint deploys mobile applications for a wide variety of business processes, depending on the industry.  Below is a brief overview of some of those applications by industry:

Retail Store: Stock locator, shelf price marking, markdowns, inventory control, physical inventory, merchandising, customer service and mobile point-of-sale (“POS”).

Warehousing and Distribution: Order shipping, order picking and packing, stock move and replenishments, product receipt and putaway, labeling, physical inventory and cycle counts.

Manufacturing: Production count, work-in-process tracking, raw material consumption, quality control and assurance, lot/batch/serial number control and scrap reporting.

Transportation and Logistics: Proof-of-delivery, turn-by-turn directions, route optimization, cross-docking, returns and driver logging.

Field Mobility: Field service and repair, enterprise asset management, inspection, preventative maintenance, surveys, rounds and readings.

Software

Unlike the market for standardized business software such as email or accounting, the market for enterprise mobile software is more customized.  One size does not fit all.  Software for enterprise mobile systems must support the specialized business processes in an industry-specific and sometimes customer-specific way.  For this reason, DecisionPoint utilizes several avenues to provide the mobile software solutions to meet its customers’ needs depending on their situation and requirements.

•
Software sourced from specialized Independent Software Vendors.  The software produced by key ISVs is designed to fit a need in a particular vertical market and application.  Even still, it must be tailored to meet the needs of each customer. Depending on the situation, this tailoring is done by DecisionPoint or by the ISV themselves under contract to DecisionPoint.  DecisionPoint has built a network of ISVs in its ecosystem specializing in Field Mobility applications for this purpose.

•
CASE Tools/Pathfinder™ is DecisionPoint’s own application development platform.  Developed over the past 20 years, it is a stable and capable software platform for many typical application uses but generally not for Field Mobility applications.

•
Custom software created in-house using standardized programming tools like Microsoft .NET® framework and Java™.   These are used by customer demand or when there is simply no other “off-the-shelf” way to meet the customer’s requirements.

DecisionPoint has multiple software options available which gives us the ability to meet the customer’s total need at the best value to them.  We intentionally have made a point not to be “married” to any single vendor, product offering and/or solution in order to be focused on the customers’ ultimate needs.

Professional Services

DecisionPoint’s professional services offerings fall into one of three categories: business consulting, technical consulting and technical development.  Business consulting is where we engage with our customer to help them understand the potential ROI of implementing mobile computing, as an example, for a particular business process.  Technical consulting services help determine the technology to be used and how it is to be implemented.  Technical development includes actual software programming and configuration of the mobile application itself as well as interface software needed to connect to our customer’s existing back-office systems.

Rollout, Support and Management Services

These services involve actually installing a solution into the customer’s computer systems infrastructure (“implementation”) and then replicating that implementation out to all their operating locations (“rollout”).  The rollout is critical because unless the mobile computing solution is rolled out across all operating locations, the desired ROI will most likely be limited.

DecisionPoint offers a wide range of services in this category.  They include everything from assembling kits of everything needed for the system on a per location basis (“kitting”) to providing logistical services for rollout (“staging”), to advanced exchange services for broken units in the field, to help desk support and to a self-service portal where a customer can check the status of a service case or equipment repair.

For Field Mobility projects, carrier activation is a key service.  Activation is where DecisionPoint actually activates mobile computers and/or devices to run on the carrier networks.  Not only is this a key service to complete projects, but it is also a source of revenue for DecisionPoint from the carriers when DecisionPoint activates mobile computers and/or devices to operate on the carrier networks.

Finally, DecisionPoint is adding offerings in the managed services and SaaS categories.  Increasingly, customers want to outsource various aspects of operating and maintaining their enterprise mobile systems.  DecisionPoint is providing various service offerings to remotely manage customers’ mobile computers and wireless networks as well as offer mobile software on a SaaS subscription basis.

Hardware

DecisionPoint’s hardware reseller sales strategy is designed to avoid competing for hardware sales based solely on low cost provider status.  Throughout the sales cycle, DecisionPoint is diligent to point out to a customer that hardware is only one component of the complete solution they are looking for.  And by bundling the software and services, mentioned above together with the hardware, DecisionPoint positions itself as the value-added solution provider.  This positioning differentiates DecisionPoint from the low-price, ‘discount’ hardware resellers who do not have this capability.

DecisionPoint offers the following types of enterprise wireless and mobile computing hardware on a cost competitive basis:

•	Handheld and vehicle-mounted, ruggedized mobile computers
•	802.11 a/b/g wireless LAN (“Wi-Fi”) infrastructure
•	Mesh networking wireless infrastructure, such as the Motorola Canopy product line
•	RFID tag readers and related infrastructure
•	GPS receivers
•	Two-way radios
•	Handheld bar code scanners
•	Bar code label and RFID tag printers and encoders.

Consumables

DecisionPoint has extensive expertise in bar code and RFID consumables solutions.  We offer a full line of high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  We select the right components from a wide range of products on the market from both independent and original equipment manufacturers of printers and RFID printers/encoders.  Matching media to the unique application is what makes the system work.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

Sales and Marketing

Customer Base

DecisionPoint’s historical success has largely followed the broad adoption of enterprise wireless and mobile computing technology industry by industry.  As mentioned above, this adoption pattern started with retail stores and moved backward through the retail supply chain into distribution and then manufacturing.  It also spread horizontally from the retail supply chain into the supply chain of industrial goods as well.  Since the roots of DecisionPoint go back to the mid 1970’s, our customer base mirrors this fact as well.  Our products and services are sold nationwide to a diverse set of customers such as retail, utility, transportation and logistics, manufacturing, wholesale and distribution and other commercial customers.

A cross-section of our customers includes:

•	Retailers in various categories and sizes, including “Tier-1” companies such as Liz Claiborne, Inc., PETCO Animal Supplies, Inc., Nike, Inc., Nordstrom, Inc. , and Grocery Outlet (Canned Foods, Inc.).

•
Manufacturing companies such as Dade Behring (Division of Siemens), Sargent Manufacturing Co. (Division of ASSA Abloy), Timken Corp., Swiss Army Brands, Smith & Wesson and pharmaceutical companies such as Pfizer, Inc., and Celgene Corp.

•	Transportation, warehousing and distribution, including logistics companies such as Golden State Overnight Delivery Service, Inc. and Frontier Logistics LP.

Now that the Field Mobility marketplace is starting to grow significantly, we are working with customers such as Wackenhut Corp., for security services for their patrol officers, Scientific Games Corp., for their field service technicians, and Mobile Mini, Inc., a provider of mobile temporary storage facilities.

Go-To-Market Model

DecisionPoint aims to deliver the ‘whole solution’ to a customer, from solution design through to support.  Our objective is to target markets that will permit the delivery of as many of these products and services as possible, so as to maximize the profit opportunity while minimizing the costs of sale and delivery.

Thus, DecisionPoint seeks to classify the type of end-user that it targets in order to quickly and cost-effectively put the right amount of resources on each sales opportunity.  The three main end-user classifications are:

•
Full Solution Customer - This is a customer that wants us to provide not only the entire solution, but also the ongoing support of the system. Such an end-user views the entire system as critical to its business and wants to outsource it to industry professionals.  This is the ideal customer for DecisionPoint, one that understands and values the cost effectiveness of the entire solution and ongoing support of the system.

•
Customer as their own integrator - The end-user sources all the parts and pieces of the system, programs it, installs it, commissions it and supports it. In effect, the customer is their own integrator, and wants to buy products and services only in a transactional relationship. DecisionPoint limits its resources to provide these customers with competitive product and service pricing.

•
Hybrid Customer - Such customers have some systems integration capability themselves but have also recognized that “they know what they don’t know” and are willing to contract for certain services as part of an enhanced transactional relationship.  A Hybrid Customer is attractive on a case-by-case basis depending on the circumstances of the situation.

In each of the three scenarios above, we strive to position our professional services as a core value-added component to the customer.  Our ability to reliably test, configure, kit, stage, and deploy large rollouts of mobile computers for specialized applications is a key service offering that enables our customers to realize the ROI they were expecting on mobile computing in the first place.

Sales and Sales Support

DecisionPoint supports its go-to-market model using field-based teams of seasoned account executives with both pre- and post- sale systems architects who are experienced in all areas of enterprise mobile computing.  Their focus is to develop customers’ enterprise wireless and mobile computing requirements in order to develop solutions for them and ultimately close business for our product and service set that fulfills those requirements.

DecisionPoint fulfills the need for application software both in-house and through ISVs depending on specific customer need. ISVs like this model because they are generally looking for sales, marketing and integration partners like DecisionPoint to expand their own reach.

We currently employ 52 people in our marketing, sales and professional services operation. We have 1 marketing person, 19 sales people, all of whom are qualified in system technology design, installation and integration. They receive substantial technical support and assistance from 22 systems engineers and technicians and 6 software engineers. Supporting the sales effort are 4 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our MAS accounting system.

Geographically, the sales team is spread throughout the United States and can handle projects on a national and international basis from its East and West coast facilities.  When a situation dictates, we may utilize independent contractors.

Sales System Support: salesforce.com

DecisionPoint makes extensive use of the salesforce.com customer relationship management (“CRM”) system to support its sales and marketing operations.  All business processes from demand creation through closing orders are tracked using salesforce.com.  This includes the following business processes: marketing campaign management, lead generation, sales opportunity and pipeline management, sales forecasting, sales territory and account management, and strategic account planning.

In addition, all professional services projects are tracked using salesforce.com as well as time tracking.  These tools allow us to get a picture of project profitability which helps us manage our key project resources.

Marketing Activities

DecisionPoint addresses our target markets through a combination of our own marketing activities, relationship selling and vendor-supplied leads.  The common aim is to establish our credibility in the space, and then definitively demonstrate to the potential customer that DecisionPoint can tailor solutions to that customer’s needs.

Our seasoned sales team also provides many sales opportunities through past relationships and detailed domain knowledge of the operations of the top companies in the target market space.  Given that enterprise wireless and mobile computing systems are a complex sale, it is very beneficial to have knowledge of how individual companies actually operate, how they address IT systems issues, and how they buy and manage complex technology.  Our sales teams use such information to their advantage against some of the commodity-type resellers in the space.

Vendor-supplied leads play a part in our success as well, in that vendors see it to their advantage to funnel sales opportunities to DecisionPoint thereby minimizing their selling costs. They are also willing to spend a sizeable portion of their discretionary marketing development budget for demand generation activities.

Our investment in our Field Mobility practice is paying off in the form of wireless carrier sales leads.  We established key wireless carrier relationships in 2008, and are now seeing the fruit of our labor.  The carriers in many areas of the country have DecisionPoint as ‘top-of-mind’ when it comes to bringing specialized mobile applications to their existing customers.

In early 2009, we added an internal sales development function.  Currently staffed by a seasoned industry veteran, this function is to continually cull all sources of leads and nurture them to the qualification stage where it makes economic sense for one of our account executives to get involved.

Realizing that statistics show that the vast majority of B2B activity today starts with an Internet search, we have invested in some forward-thinking tools and technologies to help meet our future customers there.  For 2009, this includes not only a major revamp of our website, www.decisionpt.com, but also piloting online, closed-loop demand generation technologies and programs in order to productively increase the sales pipeline.  This includes email marketing with closed-loop feedback as well as email campaigns that track recipient behavior after their receipt in real time.  This allows us to convert them into active prospects at the exact time they are investigating solutions for their particular problem.

Competition

The business in which DecisionPoint operates in is highly competitive.  Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition.  Other key competitive factors include: technology offered; price; availability of financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our technological leadership and capabilities and our comprehensive range of offerings.

DecisionPoint competes with other VAR and system integrators/engineering organizations (“SI”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Motorola and Zebra, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

DecisionPoint typically wins business from such competitors based on its turnkey software engineering skills and one-stop-shop technical capabilities. Recognizing DecisionPoint as a significant VAR within its universe of Tier-1 partners, Motorola has granted DecisionPoint variable pricing applicable to specific major customers. These price discounts give us an edge in the marketplace through greater margin flexibility. As a result, we do not typically lose contracts due to price sensitivity.

Large system integrators are seeking to move further into the segment that we compete in.  Competitors in this segment, including us, may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements.  Where favorable to us, we may partner with other system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

DecisionPoint has identified the following ten (10) companies as primary competitors in the VAR and SI spaces:

•
Agilysys, Inc. (Nasdaq:AGYS) - Formerly known as Pioneer Standard Electronics, Agilysys is a publicly traded NASDAQ company and is a distributor of enterprise computer system solutions with $1.8 billion in revenue.  One of their divisions provides services similar to those offered by DecisionPoint.

•
International Business Machines Corp. (Nyse:IBM) – Although significantly larger than DecisionPoint, IBM seeks to deliver the same type of value proposition to the market.  Their level of success varies.  As with any very large organization, enterprise wireless and mobile computing are just one of a large set of competencies and services they advertise to the marketplace.

•
Peak Technologies, Inc. – Maryland based Peak is an integrator of AIDC equipment including wireless RF, network and ERP integration solutions, enterprise printing, bar code scanning, mobile computing, and terminal and software technologies.  Peak was originally built up by current DecisionPoint executives, CEO Nicholas Toms and CFO Donald Rowley, who then sold the company to Moore Corporation (now RR Donnelley) in 1997.  RR Donnelley, as part of its strategy to focus on commercial printing, sold Peak to Platinum Equities in December 2005.  Peak sales for 2005 were about $240 million but, after the disposal of certain business units during 2006, are estimated to be somewhat in excess of $100 million, currently.

•
Catalyst International, Inc. - Catalyst is a $50 million revenues supplier of supply chain solutions on multiple technology platforms.  It is a certified SAP Services Provider, including wireless enabling of SAP applications.  The company claims 12,000 customers in 20 countries including Boeing, Abbott Laboratories and Sony Corporation. Catalyst is wholly owned by CDC Corporation (Nasdaq:CHINA), a NASDAQ traded company.

•
Stratix, Inc. - Georgia-based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the US.  Stratix had estimated revenues of $100 million in 2009 which are primarily from large, nationally based Tier-1 customers.  Their customer base is well balanced around retailers, distributors, major commercial airlines and general manufacturers.

•
Miles Technologies Inc. - Headquartered in Lake Zurich, IL, Miles is a service oriented reseller of bar code printers, wireless data collection devices, RFID and consumables.  Miles is considered to be a niche player in the upper Midwest.

•
Acsis, Inc. - Acsis is a SAP-certified global enterprise software company that automates supply chain operations with a platform, Data-Link Enterprise, which interfaces with multiple types of equipment on the manufacturing/distribution floor, such as barcode and RFID readers.  Acsis is now part of Safeguard Scientifics, Inc. (Nyse:SFE), a NYSE traded company.

•	InfoLogix, Inc. (Nasdaq:IFLG) – The company is a NASDAQ traded company and a supplier of enterprise mobility solutions that is primarily focused on the hospital systems marketplace.

•
Barcoding, Inc. - helps organizations streamline their operations with automatic identification and data collection systems (AIDC).  Clients include manufacturing, distribution, healthcare and warehousing enterprises, as well as state, local and federal agencies.  Based in Baltimore, Maryland, they have eleven regional offices throughout North America, as well as representation in Europe and Australia.

•
CMAC, Inc. – They are located Alpharetta, GA and are a logistics consulting and systems integration firm focused on delivering operational and technical supply chain solutions.  They implement supply chain planning, execution, and automated data collection solutions.

•
Other Competitors in the U.S - Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time).  More importantly, as end users have become increasingly dependent on VARs and SIs to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Employees

As of December 2009, DecisionPoint had a total of 60 full time and 2 part time employees.  DecisionPoint has not experienced any work disruptions or stoppages and it considers relations with its employees to be good.

ITEM 1A.    RISK FACTORS

Our limited operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in software development for an extended period of time, we did not begin operations of our current business until December 2003, which was subsequently expanded with the acquisition of SBS in March 2006.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on our historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

Our results of operations have not been consistent, and we may not be able to maintain profitability.

Although we have realized a net profit of $0.3 million for the current year ended December 31, 2009, we have incurred net losses of $0.9 million for the year ended December 31, 2008.  Our business plan is speculative and historically unproven.  Although our revenues grew substantially due to our growth strategy, we achieved a loss in the three previous fiscal years, and, as a result, there is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, that we will sustain profitability now or in the future.  If we incur significant operating losses, our stock price may decline, perhaps significantly.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion, develop new or enhanced services and products, and acquire complementary businesses or assets.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed, on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

Our competitors may be able to develop their business strategy and grow revenue at a faster pace than us, which would limit our results of operations and may force us to cease or curtail operations.

The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources.  We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than our company.  As compared with our company therefore, such competitors may:

-	develop and expand their infrastructure and service/product offerings more efficiently or more quickly
-	adapt more swiftly to new or emerging technologies and changes in client requirements
-	take advantage of acquisition and other opportunities more effectively
-	devote greater resources to the marketing and sale of their products and services
-	leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

These current and prospective competitors include:

-	other wireless mobile solutions companies such as Peak Technologies, Agilysys, Acsis, Stratix, InfoLogix and Catalyst International
-	in certain areas our existing hardware suppliers, in particular Motorola but also Intermec, Zebra and others
-	the in-house IT departments of many of our customers.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 25% of our revenues from two customers and 34% from five customers in 2009.  We derived approximately 23% of our revenues from our two largest customer and 45% from our five largest customers in 2008.  Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

Our sales and profitability may be affected by changes in economic, business or industry conditions.

If the economic climate in the U.S. or abroad deteriorates, customers or potential customers could reduce or delay their technology investments.  Reduced or delayed technology investments could decrease our sales and profitability.  In this environment, our customers may experience financial difficulty, cease operations and fail to budget or reduce budgets for the purchase of our products and professional services.  This may lead to longer sales cycles, delays in purchase decisions, payment and collection, and can also result in downward price pressures, causing our sales and profitability to decline.  In addition, general economic uncertainty and general declines in capital spending in the information technology sector make it difficult to predict changes in the purchasing requirements of our customers and the markets we serve.  There are many other factors which could affect our business, including:

•	the introduction and market acceptance of new technologies, products and services;
•	new competitors and new forms of competition;
•	the size and timing of customer orders;
•	the size and timing of capital expenditures by our customers;
•	adverse changes in the credit quality of our customers and suppliers;
•	changes in the pricing policies of, or the introduction of, new products and services by us or our competitors;
•	changes in the terms of our contracts with our customers or suppliers;
•	the availability of products from our suppliers; and
•	variations in product costs and the mix of products sold.

These trends and factors could adversely affect our business, profitability and financial condition and diminish our ability to achieve our strategic objectives.

We rely on key vendors and the loss of any one of these relationships would negatively impact our results of operations.

We rely heavily on a number of privileged vendor relationships as a Tier-1, VAR and PartnerSelect Business Partner for Motorola, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers.  The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business.

We have not sought to protect our proprietary knowledge through patents and, as a result, our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets.

We have generally not sought patent protection for our products and services, relying instead on our technical know-how and ability to design solutions tailored to our customers’ needs. Our sales and profitability could be adversely affected to the extent that competing products/services were to capture a significant portion of our target markets. To remain competitive, we must continually improve our existing personnel skill sets and capabilities and the provision of the services related thereto. Our success will also depend, in part, on management’s ability to recognize new technologies and services and make arrangements to license in, or acquire such technologies so as to remain always at the leading edge.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process. If funding is available, we intend to increase the scope of our operations and acquire complimentary businesses. Implementing our business plan will require significant additional funding and resources. If we grow our operations, we will need to hire additional employees and make significant capital investments. If we grow our operations, it will place a significant strain on our existing management and resources. If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce. Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

If we fail to continue to introduce new products that achieve broad market acceptance on a timely basis, we will not be able to compete effectively and we will be unable to increase or maintain sales and profitability.

Our future success depends on our ability to develop and introduce new products and product enhancements that achieve broad market acceptance.  If we are unable to develop and introduce new products that respond to emerging technological trends and customers’ mission critical needs, our profitability and market share may suffer.  The process of developing new technology is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends, our business could be harmed.  We must commit significant resources to developing new products before knowing whether our investments will result in products the market will accept.  We may encounter delays in deploying new or improved products.

We are active in the identification and development of new products and technologies and in enhancing our current products.  However, in the enterprise mobility solutions industry, such activities are complex and filled with uncertainty.  If we expend a significant amount of resources and our efforts do not lead to the successful introduction of new or improved products, there could be a material adverse effect on our business, profitability, financial condition and market share.

We may also encounter delays in the manufacturing and production of new products.  Additionally, new products may not be commercially successful.  Demand for existing products may decrease upon the announcement of new or improved products.  Further, since products under development are often announced before introduction, these announcements may cause customers to delay purchases of any products, even if newly introduced, until the new or improved versions of those products are available.  If customer orders decrease or are delayed during the product transition, we may experience a decline in revenue and have excess inventory on hand which could decrease gross profit margins.  Our profitability might decrease if customers, who may otherwise choose to purchase existing products, instead choose to purchase lower priced models of new products.  Delays or deficiencies in the development, manufacturing, and delivery of, or demand for, new or improved products could have a negative effect on our business or profitability.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than us.  We believe that barriers to entry are not significant and start-up costs are relatively low, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively low cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including our Chief Executive Officer, Chief Financial Officer, Senior Vice Presidents and certain other senior management individuals. We cannot guarantee that we will be successful in retaining the services of these or other key personnel. If we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

Our inability to hire, train and retain qualified employees could cause our financial condition to suffer.

The success of our business is highly dependent upon our ability to hire, train and retain qualified employees.  We face competition from other employers for people, and the availability of qualified people is limited.  We must offer a competitive employment package in order to hire and retain employees, and any increase in competition for people may require us to increase wages or benefits in order to maintain a sufficient work force, resulting in higher operation costs.  Additionally, we must successfully train our employees in order to provide high quality services. In the event of high turnover or shortage of people, we may experience difficulty in providing consistent high-quality services.  These factors could adversely affect our results of operations.

Our internal controls over financial reporting have not been audited by our external auditors, as will be required for the fiscal year 2010 to meet the standards contemplated by Section 404 of the Sarbanes-Oxley Act of 2002; failure to achieve and maintain effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and common stock price.

Our internal controls over financial reporting have not been audited by our independent registered public accounting firm as will be required for fiscal year 2010 by Section 404 of the Sarbanes-Oxley Act.

Because our financial controls have not been audited to assess if we are in accordance with Section 404, our independent registered public accounting firm will not be able to certify as to the adequacy of our internal controls over financial reporting. We do not have external certification that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, our independent registered public accounting firm may not be able to certify as to the adequacy of our internal controls over financial reporting. Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis and thereby subject us to adverse regulatory consequences, including sanctions by the SEC or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. Confidence in the reliability of our financial statements could also suffer if our independent registered public accounting firm were to report a material weakness in our internal controls over financial reporting. This could materially adversely affect us and lead to a decline in the market price of our common stock.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "DNPI".  There is a limited trading market for our common stock.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of its common stock could fall.  These sales also may make it more difficult for the us to sell equity or equity-related securities in the future at a time and price that the We deem reasonable or appropriate.  Stockholders who have been issued shares in the merger will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock", for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	that the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules.  This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENT.

Not applicable.

ITEM 2.	PROPERTIES

As of December 2009, our corporate headquarters, sales operations including sales administration, software development, depot operation, and the financial management of DecisionPoint are located in Foothill Ranch, California where we lease 7,500 square feet.  In Parsippany, New Jersey we lease 3,600 square feet of commercial office space as an ancillary administration office.  In addition, we lease 3,000 square feet in Shelton, Connecticut for our East coast sales operations including sales administration and software development, and an additional 4,000 square feet in Essex, New Jersey for our East coast depot operation.  These facilities are suitable for our purposes and are expected to accommodate our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

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

Currently, we are a creditor in a bankruptcy filing from one of our customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which we have recorded as a liability as of December 31, 2009.  We are uncertain of the final resolution of this claim as of the date of this report but based upon our counsel’s advice and knowledge of bankruptcy proceedings, it is probable that we will not be successful in defending the claim and will, ultimately be required to pay the sum to the court

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “DNPI”.  Until June 30, 2009, our stock was quoted on the Over-The-Counter Bulletin Board under the symbol “CUSA”.  There was no trading in our stock through June 30, 2009.  On March 29, 2010, the last trade of our stock was at the price of $0.45 per share.

	High	Low
First Quarter 2008	N/A	N/A
Second Quarter 2008	N/A	N/A
Third Quarter 2008	N/A	N/A
Fourth Quarter 2008	N/A	N/A

First Quarter 2009	N/A	N/A
Second Quarter 2009	N/A	N/A
Third Quarter 2009	$ 1.25	$0.36
Fourth Quarter 2009	$ 0.60	$0.20

Number of Stockholders

As of March 29, 2010, there were approximately 40 holders of record of our Common Stock.

Dividend Policy

Common Stock – The holders of our Common Stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of our Common Stock.

Preferred Stock - The holders of the Series A Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A Preferred Stock from the date of its issue.

We have not paid any dividends since our inception, and it is not likely that any dividends on our Common Stock will be declared in the foreseeable future.  Any dividends will be subject to the discretion of our Board of Directors, and will depend upon, among other things, our operating and financial condition and our capital requirements and general business conditions.

Securities Authorized for Issuance under Equity Compensation Plans

In January 2004, we established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DecisionPoint and was assumed by us on June 18, 2009, in connection with the Merger. The 2004 Plan authorized 5,385 shares of common stock for issuance of which 5,357 had been granted. On June 18, 2009, pursuant to the Merger, the 2004 Plan was amended and each share of common stock then subject to the 2004 Plan was substituted with 1224.3224 shares of common stock, for an aggregate of 6,592,976 shares authorized and 6,558,097 shares outstanding as of December 31, 2009. Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors. Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

In June 2009, we established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to our success. These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of options, stock awards and restricted stock purchase offers. The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000. There were no options granted under the 2009 Plan as of December 31, 2009.

The 2004 and 2009 Plans, (collectively, the “Plans”) are administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The total number of shares authorized under the Plans is 7,592,976.  The term of stock options granted under the Plans cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of our common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than ten percent of the combined voting power of all classes of our stock, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2009, subject to the Company's available authorized shares.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	6,558,097	$0.22	1,034,879
Equity compensation plans not approved by security holders	-	-	-
Total	6,558,097	$0.22	1,034,879

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

DecisionPoint designs, implements, and supports mobile computing and wireless systems for our customers which they use to deliver improved productivity and better customer service to their customers.  The most valuable outcome of what we do is to give our customers the capability to make better, faster, and more accurate business decisions.  It is these mobile computing and wireless systems that empower people with the information to improve the hundreds of individual business decisions they make each day.

DecisionPoint does this by providing our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our people.  The range of our offerings include the consulting and design services, technical and programming services, mobile computing and wireless and RFID hardware, software, and support services to carry it out.

We are focused on several markets.  These include retail, manufacturing, distribution, transportation and logistics.  We are also increasingly focused on the markets for these systems in the markets where there are large groups of field services workers.  These markets include maintenance and repair, inspections, deliveries, and other specialized business services such as uniform rental.  This part of our business did not exist a few years ago.  But with the continued explosive growth of the mobile Internet, we expect to add resources in this area in order to take advantage of the increasing opportunities.

Critical Accounting Policies

Critical Estimates

Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that the following critical accounting policies involve a high degree of judgment and estimation:

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Over the last two years ending December 31, accounts receivable reserves varied from 3.6% to 6.7% of total accounts receivable.  Accounts receivable reserves as of December 31, 2009, were $332,000, or 3.6% of the balance due.  Accounts receivable reserves as of December 31, 2008, were $575,000, or 6.7% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2009.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Deferred Tax Asset

The increase of current deferred income tax assets is attributable to the release of a portion of the valuation allowance recorded in the prior periods.  In the opinion of management, it is more likely than not the $385,000 of the deferred tax assets will be realized.

Warrant Liability

The Company accounts for its warrant issued pursuant to the June 2009 subordinated convertible debt in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period.  This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense.  The fair value of warrants issued by the Company, in connection with private placements of securities, has been estimated by management in the absence of a readily ascertainable market value using the Black-Scholes option-pricing model.  Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services. Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exits; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured. We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems. Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and we may be liable to refund a customer for amounts paid in certain circumstances. This has not been an issue for the Company historically.

We also generate revenue from software customization and professional services on either a fee-for-service or fixed fee basis. Revenue from software customization and professional services that is contracted as fee-for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered. For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, we estimate proportional performance using the labor costs incurred as a percentage of total estimated labor costs to complete the project consistent with the percentage-of-completion method of accounting. Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract. If there is no sufficient basis to measure progress toward completion, the revenues are recognized when final customer acceptance is received consistent with the completed contract method of accounting. Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements. When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation. These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options. Additional information on the variables and assumptions used in our stock-based compensation are described in Note 11 of the accompanying notes to our consolidated financial statements.

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

Revenues were $48.3 million for the year ended December 31, 2009, compared to $53.3 million for the same period ended December 31, 2008, a decrease of $5.0 million or 9.4%.  The decrease in revenue was primarily due to the weakened economic conditions in the U.S. which had began in the latter half of 2008, and continued into and throughout 2009. A reduction of $5.4 million in traditional workforce mobility solutions revenue has been partially offset by an increase in our field mobility solutions of $0.2 million and consumable revenue of $0.2 million.

Cost of sales were $38.6 million for the year ended December 31, 2009, compared to $43.2 million for the same period ended December 31, 2008, a decrease of $4.6 million or 10.8%.  Our gross profit was $9.7 million for the year ended December 31, 2009, compared to $10.1 million for the same period ended December 31, 2008, a decrease of $0.4 million or 3.5%.  Although the actual dollar amount of gross profit is lower in the 2009 period, our realized gross margin has increased to 20.2% in 2009, above the 18.9% in the comparable period of 2008.  This improvement is directly due to the increased emphasis on cost control of the products and services that we resell as well as improved utilization and efficiency of our professional services personnel and related costs.

Selling, general and administrative expenses were $8.0 million for the year ended December 31, 2009, compared to $9.2 million for the same period ended December 31, 2008, a decrease of $1.2 million or 12.9%.  The decrease in the year ended December 31, 2009, was the result of tighter cost management and lower commission expense associated with lower revenues combined with lower salaries and related travel expenses of approximately $1.0 million.  Finance and administration expenses were lower due to reduced bad debt expense and insurance expense.

Interest expense, which is related to our line of credit and subordinated debt, was $1.1 million for the year ended December 31, 2009, compared to $1.3 million for the same period ended December 31, 2008.  The $0.2 million decrease in interest expense was the result of lower interest charges and lower amounts borrowed on our line of credit and the conversion of $2.8 million of subordinated debt into equity in June 2009.  The conversion of debt to equity concurrent with the Merger was offset by an additional $2.5 million subordinated debt financing during December 2009.

The change in other expense to $0.3 million from $0.6 million for the year ended December 31, 2009 and 2008, respectively, consists primarily of expenses related to the reverse merger transaction in which we initially started incurring during 2008.  Also, in 2008, we wrote-off an investment in a potential acquisition that did not materialize in the amount of $0.6 million.

Liquidity and Capital Resources

Cash and cash flow

The recent and on-going financial and credit crisis has reduced credit availability and liquidity for many companies.  We have seen our revenue decrease approximately 9.4%, due to the weakened economic conditions in the U.S. which have continued into and throughout 2009.  We have been able to improve our gross margins and reduce our selling, general and administrative expenses which have resulted in improved operating income.  We believe that our strategic shift to higher margin mobility solutions with additional software and service revenues along with tighter cost control will sustain us through this challenging period.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of December 31, 2009 and 2008, we had cash and cash equivalents of approximately $0.1 million and $0.9 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of December 31, 2009, we have negative working capital of $7.1 million and total stockholders’ deficit of $3.5 million. As of December 31, 2008, we had negative working capital of $10.5 million and total stockholders’ deficit of $8.6 million.. Included in current liabilities is unearned revenue of $7.6 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements. Included in current assets are deferred costs of $4.3 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods. The increase in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), we obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement.  Under the terms of the Loan Agreement, interest accrues at Prime plus 2.5% with an interest rate reduction of 0.75% based on future profitability.  The Loan Agreement is secured by substantially all of our assets and matured in December 2008, at which time it was amended to extend the maturity date to March 2009, in exchange for an extension fee of $12,185.

In March 2009, pursuant to an Amendment to the Loan Agreement (“Amendment”) the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $8.5 million. Pursuant to the Amendment, the rate at which interest accrues increased to Prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability. The Amendment also modified the definition of “prime rate” to a rate not less than 4% on any day. We paid an annual renewal fee of $85,000. The amounts outstanding under the line of credit at December 31, 2009 and 2008, were approximately $2.6 million with interest accruing at 8%, and $3.4 million with interest accruing at 10.25%, respectively. The line of credit has a tangible net worth financial covenant and other non-financial covenants with which we have been in compliance. Availability under this line of credit was approximately $4.3 million and $1.6 million as of December 31, 2009 and 2008, respectively.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through December 2010. If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the year ended December 31, 2009, net cash used in operating activities was $1.4 million, primarily due to a $0.8 million increase in accounts receivable, a decrease in inventory of $1.4 million, a $0.5 million reduction in accrued expenses, a reduction in accounts payable of $0.5 million and net change in our unearned revenue of an additional $0.5 million. All of these offset our net income of $0.3 million in the current year. Net cash provided by financing activities was $0.6 million for the year ended December 31, 2009, primarily from the sale of $2.5 million of subordinated debt in December 2009.

During the year ended December 31, 2008, net cash provided by operating activities was $2.0 million, primarily due to the increase in net changes in working capital, and more specifically, the net change in accounts receivable of $3.7 million. All of which offset our net loss of $0.9 million for the year. Net cash used in financing activities was $1.6 million for the year ended December 31, 2008, primarily due to a net reduction in the amount outstanding on our line of credit and bank term loan during the period.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In June 2009, and in connection with the acquisition of DecisionPoint, the Company terminated the services of George Stewart, Certified Public Accountant (“Former Auditor”), as the Company’s independent auditor.  The Former Auditor performed the audits for the two year period ended April 30, 2008 and 2007, did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified as to audit scope or accounting principles but did carry a modification as to going concern.  During the Company’s two most recent fiscal years and during any subsequent interim period prior to the June 2009, termination as the Company’s independent auditors, there were no disagreements with the Former Auditor, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

In June 2009, the Company provided the Former Auditor with a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

In June 2009, the Company’s Board of Directors approved the engagement of the firm of Crowe Horwath LLP (“New Auditor”) as the Company’s independent auditors.  During the Company’s two most recent fiscal years or any subsequent interim period prior to engaging the New Auditor, the Company had not consulted the New Auditor regarding any of the accounting or auditing concerns stated in Item 304(a)(2) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

Management, together with our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Our internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
2.
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this assessment, management concluded that we did not maintain effective internal controls over financial reporting as a result of the identified material weakness in our internal control over financial reporting described below.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

IDENTIFIED MATERIAL WEAKNESS

A material weakness in our internal control over financial reporting is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2009:

In the third quarter of 2009, our controls were ineffective in capturing the issuance of common stock as part of payment for administrative services.  The lack of controls did not have a material impact to the financial statements, but our controls were not in place to ensure there would not have been a material adjustment.  As a result, our internal controls and procedures were not effective.

MANAGEMENT'S REMEDIATION INITIATIVES

Subsequent to the date of the financial statements, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including improved supervision of and the issuance of any future common stock and/or equivalents to anyone.  As part of this additional control and procedure, we have instituted specific instructions to our stock transfer agent that no shares of stock may be issued without the prior written consent of a Vice President of Finance and further counter-signed by the Chief Financial Officer or another Executive Officer.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.  These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-K fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

(b)	Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the  three months ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s officers and directors.

Name	Age	Position

Nicholas R. Toms	61	Chief Executive Officer, President, Chairman and Director
Donald W. Rowley	58	Chief Financial Officer and Director
John E. Chis	53	Senior Vice President, Sales
Matthew J. Lombardi	57	Senior Vice President, Business Development
Gregory A. Henry	47	Vice President, Technology and Operations
Brent Felker	49	Vice President, Field Mobility
Melinda Wohl	39	Vice President, Finance – Controller and Treasury
Roy A. Ceccato	51	Vice President, Finance – SEC Reporting and Compliance
David M. Rifkin	54	Director
Jay B. Sheehy	54	Director

Set forth below is a brief description of the background and business experience of each of our executive officer and directors for the past five years.

Nicholas R. Toms, Chairman, Chief Executive Officer, President and Director

Mr. Toms became CEO of DecisionPoint as of December 2003, when an ESOP that he organized together with Mr. Rowley acquired DecisionPoint.  As a former corporate finance/M&A attorney with Skadden Arps Slate Meagher & Flom, Mr. Toms is an entrepreneur and has been involved with middle market businesses for the past several years.  He also serves as CEO of Cape Systems Group, Inc. (formerly Vertex Interactive, Inc.), a provider of warehouse management software systems.  In 1989, Mr. Toms founded Peak Technologies where he served as Chairman, President and CEO.  In 1997, Peak was sold to Moore Corporation in a transaction valued at approximately $300 million.  In 1986, an investor group of which Mr. Toms was a principal, orchestrated the buyout of Thomson T-Line Plc, a publicly traded company based in London, England. Mr. Toms is a graduate of Stellenbosch University (South Africa) in economics and law (LL.B) and New York University (LL.M).

Donald W. Rowley, Chief Financial Officer and Director

Mr. Rowley joined DecisionPoint in December 2003, when an ESOP that he organized together with Mr. Toms acquired DecisionPoint.  He has over thirty years of business experience including top-level officer positions with both publicly quoted and privately held companies.  Mr. Rowley has almost twenty years of experience, specifically in the data capture industry, including working with Mr. Toms in founding Peak Technologies and serving as CFO.  He was previously Executive Vice President Strategic Planning at Vertex Interactive, Inc. (now Cape Systems Group, Inc.) from 2000 to 2003.  Additionally, his AIDC industry experience includes serving as CFO of publicly traded Norand Corporation, now part of Intermec, and as a consultant to Cerplex Group, a publicly traded company that provided depot computer and computer peripheral repair and logistics services.

John E. Chis, Senior Vice President, Sales

Mr. Chis joined DecisionPoint in November 2004, as General Manager and Vice President of Sales.  He previously worked at Symbol Technologies, Inc. and Telxon (which was acquired by Symbol) for more than 20 years in various sales, marketing and operations management positions.

Matthew J. Lombardi, Senior Vice President, Business Development

Mr. Lombardi joined Sentinel Business Systems, Inc. in 2004, as CEO until March 2006, when the company merged with DecisionPoint.  Mr. Lombardi was previously the co-founder of Planet Technology Solutions, before merging it with Vytek Corporation, a national wireless systems integrator, where he became President of the IT Solutions Group.  From 1983 to 1998, he was at Toys “R” Us, and in the last 7 years served as Vice President – Information Technology.

Gregory A. Henry, Vice President, Technology and Operations

Mr. Henry joined DecisionPoint in February 2001, after 13 years with Symbol Technologies, Inc. (now part of Motorola) in systems engineering, product development, sales and service management.  Mr. Henry is responsible for DecisionPoint’s professional services, software development and operations.

Brent L. Felker, Vice President, Field Mobility

Mr. Felker joined DecisionPoint in December 2007.  He is responsible for the company’s Go-To-Market strategy for “Outside the 4 walls” business, setting strategy, identifying and managing key alliances and acting as Subject Mater Expert for the field.  For more than 20 years, Mr. Felker has been involved in helping a wide variety of mobile computing companies increase sales, revenue and market share in North America.  He has held senior leadership positions at PEAK Technologies, Symbol Technologies (now Motorola), Comtech, Tolt and most recently Psion Teklogix where he was Americas Vice President of Mobile Solutions.

Melinda Wohl, Vice President, Finance - Controller and Treasury

Ms. Wohl joined DecisionPoint in August 2004.  Ms. Wohl is responsible for DecisionPoint’s consolidated internal financial reporting, sales administration and treasury.  Prior to working for DecisionPoint, Ms. Wohl served as Controller for an international manufacturer/distributor of electronic components and as an accountant for a lighting products manufacturer.

Roy A. Ceccato, Vice President, Finance – SEC Reporting and Compliance

Mr. Ceccato joined DecisionPoint in July 2007.  He is responsible for external financial reporting for the SEC public reporting requirements and will include Sarbanes-Oxley compliance.  Prior to joining DecisionPoint, Mr. Ceccato was a Director and CFO for an environmental remediation contractor where he was brought in to structure the purchase of the prior company’s assets out of bankruptcy.  He has also worked in various roles as Director and Treasurer, Chief Financial Officer and Director of Finance, of several public companies in service and manufacturing industries.

David M. Rifkin, Director

Mr. Rifkin has been an investor in DecisionPoint Systems and a Director since 2003.  Mr. Rifkin is the President and CEO and co-owner of eGlobalfares, LLC, a software and solution provider to the travel industry.  Prior to investing in and joining eGlobalfares in 2006, Mr. Rifkin was the SVP of Corporate Sales and a member of the executive team at Adelman Travel Group, a top 10 U.S. travel management company from 2003.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration, Mr. Rifkin joined the family businesses in insurance, real estate and travel.  As a result, Mr. Rifkin has had experience with owning, managing and selling commercial properties and he was licensed in personal and commercial insurance lines. Rifkin Travel was sold to the Adelman Travel Group in 2003.  Mr. Rifkin has been involved at executive board levels with many community and not-for-profit organizations.  This includes challenging experiences of successfully executing several turn-arounds of critical community agencies and institutions.

Jay B. Sheehy, Director

Mr. Sheehy became associated with DecisionPoint System’s as an early investor in 2003.  Mr. Sheehy has been the President and Principal of Kamco Supply of New England, a $100 million building materials distribution business since 1996.  From 1984-1995, Mr. Sheehy was President and Principal of Stanley Svea Building Supply until he merged the company into Kamco.  Previously, Mr. Sheehy held an internal audit position at Connecticut Bank and Trust, Budget Analyst post with Combustion Engineering and was a Manager of Financial Analysis with Pepsico.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration he went on to earn an MBA from the University of Connecticut, APC from NYU and his CPA accreditation.  Mr. Sheehy is a Trustee of The Gunnery School, a Board Member of the Connecticut Business and Industry Association (CBIA) and a an officer of Churchill Casualty Insurance.

Employment Agreements

None

Committees of the Board

The Audit Committee members are Jay B. Sheehy and David Rifkin.  The Audit Committee Chairman is Jay B. Sheehy.

The Compensation Committee members are David M. Rifkin and Jay B. Sheehy.  The Compensation Committee Chairman is David M. Rifkin.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

Code of Ethics

We currently do not have a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives, however, we intend to adopt one in the near future.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by DecisionPoint in each of the last two completed fiscal years for our principal executive officers and our three most highly compensated executive officers who were serving as executive officers as of the end of the last fiscal year.  Such officers are referred to herein as our “Named Officers.”

						Non-	Change in
						Equity	Pension Value &
				Stock	Option	Incentive	Non-Qualified	All
Name	Year	Salary	Bonus	Award	Award	Plan	Deferred Comp	Other	Total

Nicholas R. Toms
	2008	240,000	-	-	-	-	-	3,333	243,333
	2009	350,000	-	-	-	-	-	11,597	361,597

Donald W. Rowley
	2008	240,000	-	-	-	-	-	3,333	243,333
	2009	325,000	-	-	-	-	-	10,032	335,032

John E. Chis
	2008	200,000	-	-	-	-	-	6,344	206,344
	2009	200,000	50,000	-	-	-	-	6,667	256,667

Matthew J. Lombardi
	2008	200,000	-	-	-	-	-	62,071	262,071
	2009	200,000	-	-	-	-	-	6,000	206,000

Gregory A. Henry
	2008	200,000	-	-	-	-	-	7,583	207,583
	2009	200,000	-	-	-	-	-	6,000	206,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2009 for each of the executive officers.

	Option Awards					Stock Awards

Name	Number	Number	Equity	Option	Option	Number	Market	Equity	Equity
	of	of	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Securities	Securities	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Underlying	Underlying	Awards:			of Stock	Units of	Awards:	Awards:
	Unexercised	Unexercised	Number of			That	Stock	Number of	Market or
	Options	Options	Securities			Have	That	Unearned	Payout
	(#)	(#)	Underlying			Not	Have	Shares,	Value of
	Exercisable	Unexercisable	Unexercised			Vested	Not	Units or	Unearned
			Unearned			(#)	Vested	Other	Shares,
			Options				(#)	Rights	Units or
			(#)					That Have	Other
								Not Vested	Rights
								(#)	That Have
									Not Vested

Nicolas R. Toms
	1,880,559	-	-	$0.20	1/1/2014	-	-	-	$-
	146,919	97,946	-	0.26	12/31/2016	-	-	-	-

Donald W. Rowley
	1,880,559	-	-	0.20	1/1/2014	-	-	-	-
	146,919	97,946	-	0.26	12/31/2016	-	-	-	-

John E. Chis
	146,919	97,946	-	0.26	12/31/2016	-	-	-	-
	-	61,216	-	0.29	2/12/2019	-	-	-	-

David M. Rifkin (*)
	44,076	176,302	-	0.26	12/31/2016	-	-	-	-

(*) Mr. David M. Rifkin is a Director of the Company.

Except as set forth above, no other named officer of DecisionPoint has received an equity award.

Director Compensation and Committees

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended December 31, 2009.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David M. Rifkin	$12,000	$-	$-	$-	$-	$-	$12,000

Jay B. Sheehy (*)	12,000	-	-	-	-	-	12,000

(*) Mr. Sheehy was appointed a Director in June 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of  December 2009, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

	Common Stock	Percentage of
Name of Beneficial Owner (1)	Beneficially Owned	Common Stock (2)

Nicholas R. Toms (*)	3,521,170	(3)	10.3%
Donald W. Rowley (*)	2,906,659	(4)	8.5
John E. Chis (**)	372,404	(5)	1.1
Melinda Wohl (**)	220,838	(6)	0.6
Roy A. Ceccato (**)	6,194	(7)	*****
David M. Rifkin (***)	715,986		2.1
Jay B. Sheehy (***)	146,910		*****
Frank Landau (****)	1,913,331	(8)	5.6
North Star Trust Company	12,243,224	(9)	35.9

All Executive Officers and Directors
as a group (7 people)	7,890,161		23.1

(*) - Executive Officer and Director of the Company
(**) - Executive Officer of the Company
(***) – Director
(****) – Employee
(*****) - Less than 1%.

All beneficial ownership percentages as they relate to the ESOP plan are as at December 31, 2009, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 19655 Descartes, Foothill Ranch, California 92610-2609.
(2)
Applicable percentage ownership is based on 28,700,000 shares of common stock outstanding as of December 31, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2010, for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 329,402 shares of common stock held by the ESOP. The shareholder beneficially owns 2.7% of the ESOP.
(4)	Represents 331,533 shares of common stock held by the ESOP. The shareholder beneficially owns 2.7% of the ESOP.
(5)	Represents 190,037 shares of common stock held by the ESOP. The shareholder beneficially owns 1.6% of the ESOP.
(6)	Represents 81,097 shares of common stock held by the ESOP. The shareholder beneficially owns 0.7% of the ESOP.
(7)	Represents 30,972 shares of common stock held by the ESOP. The shareholder beneficially owns 0.3% of the ESOP.
(8)	Represents 74,208 shares of common stock held by the ESOP. The shareholder beneficially owns 0.6% of the ESOP.
(9)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We have purchased and sold certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with us through limited overlapping management and Board representation by our CEO and CFO.  During the years ended December 31, 2009 and 2008, we purchased products and services for $196,603 and $462,982, respectively, from this affiliate.  Sales to this affiliate during the years ended December 31, 2009 and 2008 were $590,407 and $1,276,582, respectively.  These sales to the affiliate were at no incremental margin over our actual cost.  Amounts due from this affiliate included in accounts receivable as of December 31, 2009 and 2008, are $70,424 and $594,403, respectively.  Additionally, we sub-lease our facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763, which expires in July 2010.

We had accounts payable to Nicholas R. Toms, our Chief Executive Officer, of $407,496 at December 31, 2009.   The highest loan balance owed by us to Mr. Toms was $986,490 in December 2008.  We had accounts payable to Donald W. Rowley, our Chief Financial Officer, of $993,862 at December 31, 2009.   The highest loan balance owed by us to Mr. Rowley was $1,276,187 in December 2009.  These accounts payable have an annual interest rate payable of 16% per annum for the years ended December 31, 2009 and 2008.  Subsequently, in 2010, the interest rate has been increased to 25% per annum.  During the years ended December 31, 2009 and 2008, we accrued interest of $325,650 and $224,950, respectively, on the accounts payable to Mr. Toms.  During the years ended December 31, 2009 and 2008, we accrued interest of $341,424 and $209,176, respectively on the accounts payable to Mr. Rowley.  The balance of the accounts payable is from purchases of products and services on behalf of the Company, deferred compensation and interest on the accounts payable.  As of February 28, 2010, the balance owed to Mr. Toms and Mr. Rowley were $369,012 and $1,209,889, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by Crowe Horwath LLP for the audit for the years ended December 31, 2009 and 2008, and for the quarterly reviews of DecisionPoint’s consolidated financial statements for 2009 was $174,538.  These fees were pre-approved by the Company’s audit committee.

All Other Fees

The Company did not pay any non-audit fees for fiscal year 2009 or 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial statements

(d) Exhibits

2.1	Agreement and Plan of Merger DecisionPoint Systems, Inc., DecisionPoint Acquisition, Inc., and DecisionPoint Systems Holdings, Inc., dated June 17, 2009 (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment with Certification of Correction (2)
3.4	Certificate of Designation for Class A Preferred Stock (2)
10.2	2009 Incentive Stock Plan (2)
10.3	Securities Purchase Agreement, dated December 16, 2009 (3)
10.4	Form of Note, dated December 16, 2009 (3)
10.5	Form of Warrant, dated December 16, 2009 (3)
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) *
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

*           Filed herewith

(1) Included in the Company’s Form SB-2 filed with the Securities and Exchange Commission on July 2, 2007.
(2) Included in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 23, 2009.
(3) Included in the Company’s Form 8-K filed with the Securities and Exchange Commission on December 21, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer Principal Executive Officer and Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed below by the following persons in the capacities and on the date indicated.

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer	March 31, 2010
Nicholas R. Toms	Principal Executive Officer

March 31, 2010
/s/ Donald W. Rowley	Chief Financial Officer
Donald W. Rowley	Principal Financial Officer

/s/ David M. Rifkin	Director	March 31, 2010
David M. Rifkin

/s/ Jay B. Sheehy	Director	March 31, 2010
Jay B. Sheehy

Table of Contents Page No.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. (“the Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
New York, New York
March 31, 2010

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$140,740	$944,941
Accounts receivable, net	8,877,527	8,069,039
Inventory, net	1,247,944	2,643,466
Deferred costs	4,301,727	3,705,483
Deferred tax assets	385,000	73,000
Prepaid expenses	90,531	25,059
Total current assets	15,043,469	15,460,988

Property and equipment, net	52,721	78,161
Other assets, net	377,280	24,875
Goodwill	4,860,663	4,860,663
Total assets	$20,334,133	$20,424,687

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,363,059	$7,864,693
Accrued expenses and other current liabilities	3,523,725	4,032,667
Line of credit	2,575,326	3,377,208
Current portion of debt	731,793	1,953,800
Warrant liability	72,710	-
Unearned revenue	7,611,241	8,690,151
Current portion of holding share liability	249,986	36,103
Total current liabilities	22,127,840	25,954,622

Long-term liabilities
Holding share liability, net of current portion	-	235,587
Debt, net of current portion	1,751,898	2,866,024
Total liabilities	23,879,738	29,056,233

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000 designated Convertible Series A, 975 shares and 0
Series A issued and outstanding, respectively, with a
liquidation value of $975,000 and $-0-, respectively	1	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 28,700,000 and 12,243,224 shares issued
and outstanding, respectively	28,700	12,243
Additional paid-in capital	6,805,034	2,192,146
Accumulated deficit	(9,237,239)	(9,581,209)
Unearned ESOP shares	(1,142,101)	(1,254,726)
Total stockholders’ deficit	(3,545,605)	(8,631,546)

Total liabilities and stockholders' deficit	$20,334,133	$20,424,687

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations
	Year ended December 31,
	2009	2008

Net sales	$48,309,168	$53,310,607

Cost of sales	38,565,420	43,213,153

Gross profit	9,743,748	10,097,454

Selling, general and administrative expense	7,969,630	9,150,519

Operating income	1,774,118	946,935

Other income (expense):
Interest expense	(1,078,140)	(1,317,764)
Other income (expense), net	(280,832)	(565,378)
Total other expense	(1,358,972)	(1,883,142)

Net income (loss) before income taxes	415,146	(936,207)

Provision (benefit) for income taxes	71,176	(46,144)

Net income (loss)	$343,970	$(890,063)

Net earnings (loss) per share -
Basic	$0.02	$(0.18)
Diluted	$0.02	$(0.18)

Weighted Average Shares Outstanding -
Basic	14,353,837	5,038,087
Diluted	19,564,203	5,038,087

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit

	Convertible Series A				Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	deficit

Balance at January 1, 2008	-	$-	12,243,224	$12,243	$2,142,448	$(8,691,146)	$(1,361,733)	$(7,898,188)

Employee stock-based compensation	-	-	-	-	49,698	-	-	49,698
Principal payment from ESOP	-	-	-	-	-	-	107,007	107,007
Net loss	-	-	-	-	-	(890,063)	-	(890,063)
Balance at December 31, 2008	-	-	12,243,224	12,243	2,192,146	(9,581,209)	(1,254,726)	(8,631,546)

Convertible preferred shares sold in private placement	560	1	-	-	312,739	-	-	312,740
A-Warrants issued in connection with preferred stock	-	-	-	-	142,740	-	-	142,740
B-Warrants issued in connection with preferred stock	-	-	-	-	104,520	-	-	104,520
Reverse merger transaction:
Elimination of accumulated deficit	-	-	-	-	(38,000)	-	-	(38,000)
Previously issued Canusa Capital Corp. stock	-	-	8,000,000	8,000	30,000	-	-	38,000
Exchange of bridge notes upon event of Merger	415	-	-	-	415,000	-	-	415,000
Conversion of subordinated notes upon event of Merger	-	-	7,756,776	7,757	2,786,767	-	-	2,794,524
Common shares issued in connection with senior
subordinated notes	-	-	500,000	500	149,500	-	-	150,000
Beneficial conversion feature of convertible note	-	-	-	-	96,361	-	-	96,361
Warrants issued with senior subordinated notes	-	-	-	-	369,000	-	-	369,000
Non-employee stock-based compensation	-	-	-	-	13,500	-	-	13,500
Common shares issued in exchange for services	-	-	200,000	200	179,800	-	-	180,000
Employee stock-based compensation	-	-	-	-	50,961	-	-	50,961
Principal payment from ESOP	-	-	-	-	-	-	112,625	112,625
Net income	-	-	-	-	-	343,970	-	343,970
Balance at December 31, 2009	975	$1	28,700,000	$28,700	$6,805,034	$(9,237,239)	$(1,142,101)	$(3,545,605)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of  Cash Flow

	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss)	$343,970	$(890,063)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
Depreciation and amortization	35,493	40,967
Amortization of deferred financing costs and note discount	234,067	125,798
Write off of investment	-	632,500
Employee stock-based compensation	50,961	49,698
Non-employee stock-based compensation	154,500	-
Principal payment from ESOP contribution	112,625	107,007
Gain on change in fair value of warrant liability	(55,929)	-
Deferred tax assets	(312,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(808,488)	3,681,162
Inventory, net	1,395,522	(1,542,748)
Deferred costs	(596,244)	125,047
Prepaid expenses	(26,472)	151,445
Other assets	150,912	(136,004)
Accounts payable	(501,634)	(2,451,089)
Accrued expenses and other current liabilities	(508,942)	706,710
Unearned revenue	(1,078,910)	1,373,459
Net cash (used in) provided by operating activities	(1,410,569)	1,973,889
Cash flows from investing activities
Capital expenditures	(10,053)	(7,756)
Cash flows from financing activities
Borrowings from line of credit	50,206,153	54,959,000
Repayments on line of credit	(51,008,035)	(55,851,841)
Repayment of debt	(1,400,300)	(600,000)
Proceeds from sale of convertible note, net of issuance cost	225,000	-
Proceeds from sale of senior subordinated notes	2,500,000	-
Issuance of convertible preferred stock	560,000	-
Paid financing costs	(444,693)	-
Holding share liability	(21,704)	(125,875)
Net cash provided by (used in) financing activities	616,421	(1,618,716)
Net (decrease) increase in cash and cash equivalents	(804,201)	347,417
Cash and cash equivalents at beginning of period	944,941	597,524
Cash and cash equivalents at end of period	$140,740	$944,941

Supplemental disclosure of non-cash activities:
Interest paid	$926,194	$1,152,979
Income taxes paid	13,120	2,200
Supplemental disclosure of non-cash financing activities:
Conversion of bridge notes to preferred stock	415,000	-
Conversion of Holding subordinated debt	2,794,524	-
A-Warrants issued in connection with preferred stock	142,740	-
B-Warrants issued in connection with preferred stock	104,520	-
Beneficial conversion feature of convertible note	96,361	-
Warrants issued with convertible note	128,639	-
Warrants issued with senior subordinated notes	369,000	-

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006 under the laws of the State of Delaware. On June 17, 2009, Canusa entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”). Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”). DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) which was originally incorporated in 1982. All costs incurred in connection with the Merger have been expensed. Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

Description of the Merger – On June 18, 2009, Canusa completed the Merger.  Immediately prior to the Merger, Canusa had 2,500,000 common shares outstanding and Holding had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of Canusa common stock owned by the Company’s Chief Executive Officer were cancelled resulting in 1,000,000 shares outstanding.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock outstanding immediately prior to the Merger were exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 shares and former Canusa shareholders 1,000,000 shares of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s 3,500,000 shares of common stock was exchanged for eight shares for of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

Following the Merger, the business conducted by the Company is now the business conducted by Holding prior to the Merger.  In addition, the directors and officers of the Canusa were replaced by the directors and officers of Holding.

All references to share and per share amounts have been restated to retroactively reflect the number of shares of DecisionPoint common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in “SEC’s Division of Corporation Finance Financial Reporting Manual”. These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations. Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DecisionPoint is considered the acquirer in the reverse acquisition. The accompanying historical consolidated financial statements are those of DecisionPoint. Effective on the closing date the Company adopted DecisionPoint’s year end of December 31.

Canusa’s historical accumulated deficit for periods prior to June 18, 2009, in the amount of $38,000, was eliminated against additional paid in capital, and the accompanying consolidated financial statements present the previously issued shares of Canusa common stock as having been issued pursuant to the Merger on June 18, 2009.  The shares of common stock of the Company issued to the Holding stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Summary of Significant Accounting Policies

Basis of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DecisionPoint.   All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in only one business segment.

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

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $332,484 and $575,000, as of December 31, 2009 and 2008, respectively.

Inventory - Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $210,000 and $175,000, as of December 31, 2009 and 2008, respectively.

Deferred costs – Deferred costs consist primarily of third party extended maintenance services which the Company has paid in advance and then amortizes over the life of the contract period.  This is generally for a term of one to five years.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Goodwill – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Amortization of goodwill is not permitted.  Goodwill is tested at least annually for impairment by comparing the fair value of the reporting unit to its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.  The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  No impairment charges have been recorded as a result of the Company’s annual impairment assessments.

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method.  Deferred financing costs net of amortization totaled $353,318 and $-0-, as of December 31, 2009 and 2008, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

The Company also generates revenue from software customization and professional services on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service is recognized in the period in which the services are performed or delivered.  For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, the Company estimates proportional performance using the labor costs incurred as a percentage of total estimated labor costs to complete the project consistent with the percentage-of-completion method of accounting.  Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract.  If there is no sufficient basis to measure progress toward completion, the revenues are recognized when final customer acceptance is received consistent with the completed contract method of accounting.  Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

Concentration of Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, and accounts receivable.  Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of the FDIC insured limits.

For the year ended December 31, 2009, the Company had sales to one customer that represented 16% of total net sales.  Accounts receivable from a single customer as of December 31, 2009, accounted for 19% of total accounts receivable. For the year ended December 31, 2008, the Company had sales to two customers, who collectively represented a total of 23% of total revenues.  Accounts receivable from two customers at December 31, 2008, accounted for 33% of accounts receivable.

The Company had purchases from three vendors that collectively represent 59% and 58% of total purchases for the years ended December 31, 2009 and 2008, respectively.  Accounts payable from three vendors represents 35% and 29% of total accounts payable as of December 31, 2009 and 2008, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes payable.  The carrying value of these financial instruments approximates their fair values at December 31, 2009 and 2008, due to their short-term maturities.

Warrant Liability - The Company accounts for its warrant issued pursuant to the June 2009 subordinated convertible debt in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense.

Stock-Based Compensation - The Company records the fair value of all stock-based compensation awards in its consolidated financial statements. The terms and vesting schedules for stock-based awards vary by type of grant and generally vest based on the passage of time. The fair value of stock options and warrants are calculated using the Black-Scholes option-pricing model and the expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Employee Stock Ownership Plan (ESOP) - The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. As of December 31, 2009, 800,760 shares have been allocated to eligible participants in the DecisionPoint Employee Stock Ownership Plan. As shares of common stock acquired by the ESOP are committed to be released to each employee, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

Earnings (Loss) per Common Share - Basic earnings (loss) per share are computed by dividing the earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding.  Diluted earnings (loss) per share is computed similarly to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

The components of basic and diluted earnings (loss) per common share for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
Basic earnings (loss) per common share
Net income (loss)	$343,970	$(890,063)

Weighted average common shares outstanding	14,353,837	5,038,087

Basic earnings (loss) per common share	$0.02	$(0.18)

Diluted earnings (loss) per common share
Net income (loss)	$343,970	$(890,063)
Effect of assumed conversion of debenture	8,055	-
Net income applicable to diluted EPS	$352,025	$(890,063)

Weighted-average common shares outstanding	14,353,837	5,038,087

Dilutive potential common shares:
Assumed conversion of stock options	3,532,576	-
Assumed conversion of preferred stock	1,041,781	-
Assumed conversion of debenture	267,123	-
Assumed conversion of warrants	368,886	-

Diluted weighted-average common shares outstanding	19,564,203	5,038,087

Diluted earnings (loss) per common share	$0.02	$(0.18)

The weighted average basic and diluted shares for the years ended December 31, 2009 and 2008 exclude the ESOP shares that have not been committed to be released of 6,404,377 and 7,205,137, respectively.  In addition, for the year ending December 31, 2009, 1,105,000 warrants to purchase common stock have been excluded from the computation of dilutive earnings per share as their exercise price is greater than the average market price per common share and their effect is potentially anti-dilutive.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

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

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2009.

The accounting standard regarding fair value measurements discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).  The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company has determined the fair value of certain liabilities as of December 31, 2009, as follows:

Warrants to acquire common stock                                                                     $  72,710

The following table presents the Company’s fair value hierarchy for the above liabilities measured at fair value on a recurring basis as of December 31, 2009:

Level 1                     Level 2                     Level 3

Warrants to acquire common stock                                                   $   -0-                       $  72,710                   $   -0-

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of gains or losses included in income attributable to a realized gain that relates to those liabilities held at:

Description	December 31, 2009

Beginning balance - January 1, 2009	$-
Issuances	128,639
Realized gain (1)	(55,929)

Ending balance - December 31, 2009	$72,710

(1) The realized gain is included in other expense in the consolidated statement of operations.

The fair value of warrants issued by the Company in connection with private placements of securities has been estimated by management in the absence of a readily ascertainable market value.  At December 31, 2009, the Company has determined, based upon the Black-Scholes option-pricing model, that the fair value of these warrants is $72,710.  The assumptions used in the Black-Scholes option-pricing model were strike price of $0.30, share price of $0.29, contractual life of 4.5 years, volatility of 61.09% and a risk free interest rate of 2.71%.  Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,
	2009	2008

Computer equipment	$174,968	$171,444
Office furniture and fixtures	66,667	64,069
Leasehold improvements	27,749	23,818
Total property and equipment	269,384	259,331

Less accumulated depreciation and amortization	(216,663)	(181,170)

Property and equipment, net	$52,721	$78,161

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2009 and 2008 totaled $35,493 and $40,967, respectively.

NOTE 5 – LINE OF CREDIT

In December 2006, pursuant to a Loan Agreement (“Loan Agreement”), the Company obtained a $6.5 million line of credit, which provided for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement.  Under the terms of the Loan Agreement, interest accrued at prime plus 2.5% with an interest rate reduction of 0.75% based on future profitability.  The Loan Agreement is secured by substantially all the assets of the Company and originally matured in December 2008, at which time it was amended to extend the maturity date to March 15, 2009, in exchange for an extension fee of $12,185.

In March 2009, pursuant to an Amendment to the Loan and Security Agreement (“Amendment”) the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $8.5 million.  Pursuant to the Amendment, the rate at which interest accrues was adjusted to prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.  The Amendment also modified the definition of “prime rate” to a rate not less than 4% on any day.  The Amendment also calls for an annual renewal fee of $85,000.  The amount outstanding under the line of credit at December 31, 2009 and 2008, was $2,575,326 and $3,377,208, with interest accruing at 8% and 10.25%, respectively.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which the Company has been in compliance.  Availability under the line of credit was approximately $4,296,000 and $1,608,000, as of December 31, 2009 and 2008, respectively.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of December 31, 2009 or 2008.

For the years ended December 31, 2009 and 2008, the Company’s interest expense related to the line of credit, including fees paid to secure lines of credit, totaled $354,534 and $455,221, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2009	2008

Salaries and benefits	$1,364,067	$1,739,910
Interest payable	535,412	457,008
Professional fees	169,410	981,860
Income taxes payable	385,000	-
Vendor purchases	410,820	624,874
Other fees and expenses	659,016	229,015

Total accrued expenses and other current liabilities	$3,523,725	$4,032,667

As of December 31, 2009 and 2008, certain executives of the Company had elected to defer a portion of their compensation.  This deferral amounted to $305,438 and $278,885 as of December 31, 2009 and 2008, respectively.  Interest on the deferred compensation accrues monthly at an annual rate of 16%.

NOTE 7 – HOLDING SHARES LIABILITY

In March 2006, pursuant to a Stock Purchase Agreement (“Agreement”), the Company acquired the common stock of SBS.  As part of the purchase price, certain employees and directors of SBS agreed to the cancellation of previously issued options to acquire shares of SBS stock in exchange for  Company Holding Share equivalents (“Holding Shares”).  The fair value of the Holding Shares was determined to be $380,000 under the terms of the Agreement.  The recipients of these Holding Shares were entitled to receive a cash settlement under one of three settlement options determined by each recipient prior to the closing of the acquisition.  The settlement options were: Option A - settlement of 20% per year of the recipients Holding Shares beginning on May 1, 2006, Option B - settlement of 100% of the recipients Holding Shares on May 1, 2010, or Option C - settlement of the recipients’ Holding Shares on the earliest to occur of the date on which the recipient turns 65, terminates employment, or the Company experiences a change in control (as defined in the Agreement).  For those recipients who elected to defer their cash payments under options B or C, the per-share value is to be re-evaluated, and the related liability adjusted, to reflect changes in the fair value of the underlying stock, based on the fair value of the ESOP share price as determined annually on December 31 of each subsequent year until maturity.

Future settlements of these Holding Shares as of December 31, 2009 include the final fixed payment of $47,631 due under option A, $142,967 due under Option B, and $59,388 due under option C.  The amounts due under options B and C have  been adjusted for the change to the fair value of the ESOP share price.    All amounts have been classified as current.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 – DEBT

Debt as of December 31, 2009 and 2008, consists of the following:

2009					Amortization
	Balance		Note		of Note	Conversion	Balance
Debt	January 1	Additions	Discount	Payments	Discount	to equity	December 31

Bank term loan	$600,000	$-	$-	$(600,000)	$-	$-	$-
Subordinated debt - CCS	353,800	-	-	(353,800)	-	-	-
Subordinated convertible debt	1,666,024	-	-	(71,500)	-	(1,594,524)	-
Subordinated convertible debt - SBS	1,200,000	-	-	-	-	(1,200,000)	-
Bridge notes	1,000,000	-		(375,000)	-	(415,000)	210,000
Subordinated convertible debt - June 2009	-	250,000	-	-	-	-	250,000
Note discount	-	-	(250,000)	-	135,417		(114,583)
Subordinated debt, net	-	-	-	-	-	-	135,417
Senior subordinated notes	-	2,500,000					2,500,000
Note discount			(369,000)		7,274		(361,726)
Senior subordinated notes, net							2,138,274

Total debt	$4,819,824	$2,750,000	$(619,000)	$(1,400,300)	$142,691	$(3,209,524)	2,483,691

Less current portion							(731,793)

Debt, net of current portion							$1,751,898

2008					Amortization
	Balance		Note		of Note	Conversion	Balance
Debt	January 1	Additions	Discount	Payments	Discount	to equity	December 31

Bank term loan	$1,200,000	$-	$-	$(600,000)	$-	$-	$600,000
Subordinated debt - CCS	353,800	-	-		-		353,800
Subordinated convertible debt	1,666,024	-	-	-	-		1,666,024
Subordinated convertible debt - SBS	1,200,000	-	-	-	-	-	1,200,000
Bridge notes	1,000,000	-	-	-	-	-	1,000,000

Total debt	$5,419,824	$-	$-	$(600,000)	$-	$-	4,819,824

Less current portion							(1,953,800)

Debt, net of current portion							$2,866,024

The carrying amount of debt approximates fair value based on the short-term maturity and variable interest rates.  The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying statements of operations.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Bank Term Loan - During December 2006, pursuant to a Loan Agreement, the Company borrowed $1.5 million from a financial institution (“Loan”).  The Loan is due as follows; six months of interest only payments and thirty equal monthly payments of principal and interest.  Monthly principal payments are fixed at $50,000 over the term of the loan.  Under the terms of the Loan Agreement, interest accrues at Prime plus 2.5% with a potential interest rate reduction of 0.75% based on future profitability.  The Loan is secured by substantially all the assets of the Company.  The Loan has a tangible net worth financial covenant and other non-financial covenants with which the Company has been in compliance.  During December 2009, the Loan was paid in full.

Subordinated Debt - CCS - In December 2003, in connection with the acquisition of CCS, the Company issued subordinated debt with a three year term in the amount of $650,000 to the original owner of CCS.  The terms of the debt called for interest only payments at Prime plus 4%, not to exceed 12%.  In December 2006, the holder agreed to continue interest only payments and to extend the maturity date of the then current principal balance of $353,800 for successive one year periods.  In January 2009, the terms of the agreement were modified to extend the maturity date to November 30, 2009 and to provide for monthly principal and interest payments of $43,092 through October 2009, and a final payment of $9,066, which was made in November 2009.

Subordinated Convertible Debt – Employees and Investors – During the years ended December 31, 2003, 2004, 2005, and 2006, the Company issued subordinated convertible debt totaling $1,666,024 with ten year terms to employees and investors in connection with the ESOP purchase transaction.  Interest accrues at rates ranging from Prime plus 6% to Prime plus 8% subject to minimum rates ranging from 12% to 14% and maximum rates ranging from 14% to 16%. At the date of the Merger, there was $1,666,024 of convertible debt outstanding.  Concurrent with the completion of the Merger, $1,594,524 of the subordinated convertible debt was converted into 3,603,874 shares of the Company’s common stock.  Two holders elected not to convert their balances totaling $71,500 which was fully repaid in September 2009.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Subordinated Convertible Debt - SBS - During March 2006, the Company purchased all of the issued and outstanding stock of SBS.  As part of the payment for the purchase of its common stock, the shareholders of SBS agreed to take subordinated convertible debt in the aggregate amount of $1,200,000.  Terms of repayment were quarterly interest-only payments at a rate of 4%, with all unpaid interest and principal due in March 2013.  As of December 31, 2008, $1,200,000 was outstanding.  Concurrently with the completion of the Merger, the entire amount of the debt was converted into 4,152,902 shares of the Company’s common stock.

Bridge Notes - In June 2007, the Company issued subordinated debt (“Bridge Notes”) totaling $1,000,000 to certain members of management and an outside Director.  The Bridge Notes had a six month term, accrued interest at 15% per annum and were subject to an initiation fee of 2.5% and an extension fee of 2.5% of the unpaid principal to extend beyond September 2007.  All principal and interest was originally due on December 31, 2007. In August 2008 the Bridge Notes were amended to extend the maturity date to December 31, 2008 in exchange for an additional commitment fee of 2.5% per quarter.  In January 2009, $100,000 of the principal along with accrued interest was repaid.  On January 28, 2009, the remaining Bridge Notes were extended on a rolling basis provided that the holders remained an employee or director of the Company.  The extended Bridge Notes bear an extension fee of 2.5% per quarter as long as they remain outstanding.  In the event of a subsequent material transaction involving a merger, acquisition, initial public offering, change in control, sale of substantially all of the Company’s assets or a financing transaction (“Transaction”) in excess of $2 million that contemplates the exchange or conversion of the Bridge Notes into some form of equity, the holder has the option to either have the Bridge Note and all unpaid interest, paid in full or converted in accordance with the terms of the Transaction.  Concurrent with the completion of the Merger, $415,000 of principal was exchanged for 415 shares of Convertible Series A Preferred Stock.  Subsequent to the Merger, additional principal payments totaling $275,000 were made on certain Bridge Notes and the interest rate was reduced from 25% (15% per annum plus 2.5% quarterly) to 16% per annum.  Effective January 2010, the interest rate on the notes has increased to 25% per annum.

Pursuant to the terms of the Bridge Notes, the Company issued fully vested warrants to purchase 130,000 shares of common stock.  The warrant amount was equal to 10% of the principal amount of the Bridge Notes divided by the offering price in any initial public offering under the Securities Act of 1933, as amended.  The warrants have an exercise price of $1.00 and a contractual term of five years.  The warrants were valued at $58,919 and have been recorded as a discount to the Bridge Notes and a credit to additional paid-in capital.  The note discount has been fully amortized to interest expense as of December 31, 2009.

Subordinated Convertible Debt - June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500 with net proceeds totaling $192,500.  Interest on the Note accrues at 6% per annum and is due monthly.  Principal and any remaining accrued but unpaid interest are due in June 2010.  The Note converts at the option of the holder into shares of the Company’s common stock at $0.50 per share.  The market value of the Company’s common stock was $1.00 per share on the date of issuance.

Pursuant to the terms of the Note, the Company issued detachable warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants are fully vested and have a contractual term of five years.  The fair value of the warrants was $314,850 using the Black-Scholes option-pricing model on the date of issuance.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.  The proceeds from the issuance of the Note, $225,000, were allocated between the Note and the warrants based on the relative fair values of the components.  The portion of the proceeds allocated to the warrants, which had a fair value of $314,850 was limited to $128,639 and is recorded as a current liability and a discount to the Note.  The remaining unallocated proceeds of $96,361 were compared to the fair value of the stock that would be received upon conversion, and the Company determined that a beneficial conversion feature in the amount of $405,000 existed, but was limited to the unallocated Note value of $96,361.  The Company recorded the remaining proceeds from the Note reduced by the discounts previously recorded, or $96,361, as an additional discount to the Note and additional paid-in capital.  The total discount of $250,000 is being amortized to interest expense using the effective interest method over the 12 month term of the Note.

On December 16, 2009, the warrants were re-priced due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders.  On December 31, 2009, the Company determined that the fair value of the warrants was $72,710, and recorded a gain on the change in the value of $55,929.  This is recorded as other income in the accompanying consolidated statement of operations for the year ended December 31, 2009.

Senior Subordinated Notes - On December 16, 2009, the Company entered into a Securities Purchase Agreement (‘Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and mature on May 31, 2011.  The Company has the ability to extend the maturity date to November 30, 2011.  Partial monthly amortization payments are due as follows; a) $50,000 from March 31, 2010 to May 31, 2010, b) $75,000 from June 30, 2010 to August 31, 2010, c)$100,000 from September 30, 2010 to November 30, 2010, and $125,000 from December 31, 2010 to April 30, 2011.  The balance and all accrued but unpaid interest is due on May 31, 2011. For all repayments of principal before November 30, 2010, the Company shall pay 107% of the principal payments to the purchasers.  For all repayments of principal after November 30, 2010, the Company shall pay 114% of the principal to the purchasers.  The principal premium would be recorded as interest expense.  Interest payments of 15% per annum are due monthly in arrears beginning on December 31, 2009.  On November 30, 2010 and May 31, 2011, (if the note is extended) the Company shall pay a fee equal to 1.5% of the aggregate outstanding principal balance.  The Notes are secured by all of the assets of the Company subject and subordinated only to liens securing the Company’s obligations under the line of credit and bank term loan.

Pursuant to the terms of the Financing Agreement, the Company issued 500,000 shares of common stock.  The common stock was valued at $0.30 per share, the closing price of the stock on the date of the agreement, and is recorded as deferred financing costs in the accompanying consolidated balance sheets.  Other expenses related to the issuance of the Notes of $177,193 and closing fees of $75,000 were also included in deferred financing costs which are being amortized to interest expense over the term of the Notes using the straight-line method which approximates the effective interest method.

As part of the Financing Agreement, the Company also issued warrants to purchase 2,000,000 shares of common stock, of which 1,000,000 have an exercise price of $0.50 per share, and 1,000,000 have an exercise price of $0.60 per share.  The warrants are fully vested and have a contractual term of five years.  The warrants were valued at $369,000 and have been recorded as a discount to the Notes and a credit to additional paid-in capital.

For years ended December 31, 2009 and 2008, the Company’s interest expense related to the above debt, including all extension and commitment fees, totaled $499,983 and $511,268, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001 per share, and 10,000000 shares of preferred stock with a par value of $0.001 per share.  After the Merger, there were 28,000,000 shares of the Company’s common stock issued and outstanding and 975 shares of the Company's Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”) issued and outstanding.

(a) Common Stock

In August 2009, the Company issued 200,000 common shares in exchange for services provided by an outside third party to the Company.  The fair value of the shares was $0.90 per share, or $180,000, the closing price on the date the shares were issued.  The service contract was for 6 months therefore, the fair value of the shares was recorded as a prepaid expense on the accompanying consolidated balance sheet and is being amortized over the service period.

Pursuant to the terms of the Financing Agreement entered into in December 2009, the Company issued 500,000 shares of common stock.  The fair value of the common stock was $0.30 per share, the closing price of the Company’s common stock on the date of the agreement, and is recorded as deferred financing costs in the accompanying consolidated balance sheets.

(b) Convertible Series A Preferred Stock

On June 8, 2009, the Company designated up to 10,000 shares of the Series A Preferred Stock, par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  The rights and preferences are summarized as follows:

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

During April 2009, the Company sold 560 shares of Convertible Series A Preferred Stock at a price of $1,000 per share in a private placement.  No underwriting discounts or commissions were paid in connection with the sale.  The securities were offered and sold only to accredited investors within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the “Act”), in a transaction conducted pursuant to section 4(2) of the Act and Regulation D thereunder.   In connection with the sale, the Company issued warrants to purchase 560,000 shares of common stock.

Concurrent with the Merger, $415,000 of Bridge Notes issued in June 2007 were exchanged for 415 shares of Series A Preferred Stock and warrants to purchase 415,000 shares of common stock.

(c) Warrants

In connection with the issuance of the Convertible Series A Preferred Stock described above, the Company issued fully vested warrants to purchase 975,000 shares of common stock.  For each share of Convertible Series A Preferred Stock, the investor received a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.00 per share (“Class A Warrants”) and a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.25 per share (“Class B Warrants”).  The fair value of the warrants of $142,740 and $104,520 for the Class A Warrants and Class B warrants, respectively, was determined based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 3 years, expected volatility 40.72%, expected dividend yield of 0%, and a risk-free interest rate of 1.76%.  The warrants were recorded as additional paid-in capital and are all exercisable and outstanding as of December 31, 2009.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

In connection with the Bridge Notes, in June 2007, the Company issued 130,000 fully vested warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants are valued at $58,919 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 5.03%.  The warrants were recorded as a discount to the Bridge Notes and a credit to additional paid-in capital and are all exercisable and outstanding as of December 31, 2009.

Immediately following the Merger, the Company issued a debenture in the amount of $250,000 including fully vested warrants to purchase up to 500,000 common shares with an exercise price of $0.50 per share.  The warrants were valued at $314,850 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 2.71%.  The terns of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.  The warrants were recorded as a discount to the Note and as a current liability based on the relative fair value allocated between the warrants and the Note (see Note 7) which was $128,639.  On December 31, 2009 the Company determined that the current fair value of the warrants was $72,710, and recorded a gain on the change in the value of $55,929.  This is recorded as other income in the accompanying statement of operations.  The warrants are all exercisable and outstanding as of December 31, 2009.

In connection with the Senior Subordinated Notes, the Company issued fully vested warrants to purchase 2,000,000 shares of common stock.  Of this amount, 1,000,000 have an exercise price of $0.50 (Warrant A) and 1,000,000 have an exercise price of $0.60 (Warrant B).  The warrants were valued at $369,000 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $0.30, contractual term 5 years, expected volatility 92.37%, expected dividend yield of 0%, and a risk-free interest rate of 2.23%.  The warrants were recorded as a discount to the Senior Subordinated Notes and a credit to additional paid-in capital.  The warrants are all exercisable and outstanding as of December 31, 2009.

The following summarize s information about the Company’s common stock warrants as of December 31, 2009:

			Weighted	Weighted
	Total	Total	Average	Average
	Warrants	Warrants	Exercise	Fair
	Outstanding	Exercisable	Price	Value

Warrants to purchase common stoock	3,605,000	3,605,000	$0.71	$0.21

NOTE 10 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 8,162,557 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 4,080,667 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of December 31, 2009 and December 31, 2008, was $1,142,101 and $1,254,726, respectively.  The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ deficit.

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the year ended December 31, 2009 was $178,498 representing $112,625 for the ESOP principal payment and $65,873 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2008, was $185,248 representing $107,007 for the ESOP principal payment and $78,241 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts are calculated on an annual basis by an outside, independent financial advisor. The ESOP held 6,404,377 shares of unallocated Company stock and 5,838,847 shares of allocated Company stock as of December 31, 2009.  As at December 31, 2008, the ESOP held 7,205,137 shares of unallocated Company stock and 5,038,087 shares of allocated Company stock.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

Compensation costs relating to shares purchased are based on the fair value of shares committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  The Company has not received any dividends since the inception of the plan.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2009 and 2008,was  $178,498 and $185,248, respectively.  The estimated fair value  of the shares released was estimated at $0.23 per share for 2009 as the actual cost has not been completed by an outside third party valuation firm.  The actual cost basis of the shares released was $0.23 per share for 2008.

ESOP shares as of December 31, 2009 and 2008 were as follows:

	2009	2008

Allocated shares	5,838,847	5,038,087
Shares released for allocation	-	-
Unreleased shares	6,404,377	7,205,137
Total ESOP shares	12,243,224	12,243,224

Fair value of unreleased shares at December 31	$1,473,007	$1,657,182

NOTE 11 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DecisionPoint and was assumed by the Company on June 18, 2009, in connection with the Merger.  The 2004 Plan authorized 5,385 shares of common stock for issuance of which 5,357 were outstanding.  On June 18, 2009, pursuant to the Merger, the 2004 Plan was amended and each share of common stock then subject to the 2004 Plan was substituted with 1224.32 shares of common stock, for an aggregate of 6,592,976 shares authorized and 6,558,097 granted.  Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

In June 2009, the Company  established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of options, stock awards and restricted stock purchase offers.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  There were no options granted under the 2009 Plan as of December 31, 2009.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A summary of the status of the Plans as of December 31, 2009, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2009	65,487	6,527,489	$0.24
Additional options authorized	1,000,000
Granted	(61,216)	61,216	0.29
Exercised	-	-	-
Forfeited	30,608	(30,608)	0.26
December 31, 2009	1,034,879	6,558,097	$0.22	$317,003

Exercisable options at December 31, 2009		5,448,371	$0.23	$324,343

The following table summarizes information about stock options outstanding as of December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-				Weighted-
		Average	Weighted-		Weighted-	Average
Range of		Remaining	Average		Average	Remaining
Exercise	Number	Contractual	Exercise	Number	Exercise	Contractual
Prices	Outstanding	Life (Years)	Price	Exercisable	Price	Life (Years)

$0.20 - $0.31	6,558,097	5.06	$0.24	5,448,371	$0.23	4.81

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to employees during the year ended December 31, 2009, (no options were granted during the year ended December 31, 2008) was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected term	5 years
Expected volatility	44.19%
Dividend yield	0%
Risk-free interest rate	1.87%

Due to the limited time that the Company’s common stock has been publicly traded, management estimates expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Employee stock-based compensation costs for the years ended December 31, 2009 and 2008 was $50,961 and $49,698, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2009, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $288,274, which is expected to be recognized over a weighted-average vesting period of 2.5 years.

The weighted-average fair value on the grant date of options granted to employees during the year ended December 31, 2009 was $0.26.  The Company did not grant any stock options during 2008.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.   The Company has an ancillary administration office located in Parsippany, New Jersey where the Company leases 3,600 square feet.  The executive offices and West coast sales and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  In addition, the Company leases 3,000 square feet in Shelton, Connecticut for its East coast sales and operations and 2,000 square feet in South Plainfield, New Jersey for its East coast depot operation.  These facilities are expected to accommodate the Company’s needs for the foreseeable future.

The lease for Foothill Ranch, California, expires in July 2010.  The lease for Shelton, Connecticut, expires in April 2014.  The lease for Parsippany, New Jersey, expires June 2011.  The South Plainfield, New Jersey, facility lease is a month to month rental.  Rent expense for the years ended December 31, 2009 and 2008, was $321,014 and $302,624, respectively.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2009, are as follows:

Years ending December 31:
2010	$223,947
2011	105,242
2012	60,925
2013	60,054
2014	16,868

$467,036

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on the operating results or financial position of the Company.

Currently, the Company is a creditor in a bankruptcy filing from one of its customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which the Company has recorded as a liability as of December 31, 2009.  The Company is uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that the Company will not be successful in defending the claim and will, ultimately be required to pay the sum to the court.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 13 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2009 and 2008, is as follows (all amounts are approximate):

	December 31,
	2009	2008
Current income tax expense:
Federal	$322,000	$-
State	61,000	16,000
	383,000	16,000
Deferred income tax expense (benefit):
Federal	(265,000)	-
State	(47,000)	(62,000)
	(312,000)	(62,000)

Income tax expense (benefit)	$71,000	$(46,000)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008

Allowance for doubtful accounts	$133,000	$7,000
Inventory reserve and uniform capitalization	107,000	4,000
Accrued expenses and other liabilities	509,000	34,000
Unearned revenue	887,000	28,000
Net operating loss carryforward	518,000	-
Other assets	4,000	-
Valuation allowance	(1,769,000)	-
Deferred tax assets - current	389,000	73,000

Property and equipment	(4,000)	-
Deferred tax assets	(4,000)	-

Total net deferred tax asset	$385,000	$73,000

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2009 and 2008, is as follows:

	December 31, 2009		December 31, 2008
	Amount	Rate (%)	Amount	Rate (%)

Tax at the Federal statutory rate	$141,000	34.0	$-	-
State taxes	9,000	2.2	46,000	4.9
Permanent differences	89,000	21.4	-	-
Valuation allowance	1,769,000	426.3	-	-
Impact of change from S to
C Corporate tax status	(1,937,000)	(466.8)	-	-

Effective tax rate	$71,000	17.1	$46,000	4.9

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

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  During the six months ended December 31, 2009, the Company recorded a valuation allowance related to the temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities.

Prior to the Merger discussed in Note 1, the Company filed its Federal and State income tax returns as a sub-chapter “S” corporation.  Therefore, any income tax liability from its operations was payable directly by its shareholders.  As a result of the Merger, the Company’s sub-chapter “S” corporation status was terminated on June 18, 2009.  When the Company changes its tax status from a nontaxable sub-chapter “S” corporation to a taxable “C” corporation, deferred tax assets and liabilities shall be recognized for timing differences at the date that a nontaxable enterprise becomes a taxable enterprise.  As a result, the Company recorded a net deferred tax asset of $1,937,000 with the offset being recorded as an income tax benefit with a valuation allowance reducing the effective tax asset and tax benefit by $1,769,000 for the period ended December 31, 2009.

The adoption of ASC 740-10 at January 1, 2009, had no impact on the Company’s financial statements.  At January 1, 2009 and December 31, 2009, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months. T he Company will recognize any interest and penalties as a component of income tax expense.

As of June 18, 2009, the Company is subject to U.S. federal income tax as well as income taxes in various state jurisdictions.  The Company is no longer subject to examination by federal and state taxing authorities for years prior to 2006.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 14 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and have performed 90 days of service are eligible to participate.  Each year, employees can make salary contributions of up to 25% of their salary.  The Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions of 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the 401k Plan were $212,250 and $294,846, for the years ended December 31, 2009 and 2008, respectively.

NOTE 15 - RELATED PARTY

The Company has purchased and sold certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's CEO and CFO.  During the years ended December 31, 2009 and 2008, the Company purchased products and services for $196,603 and $462,982, respectively, from this affiliate.  Sales to this affiliate during the years ended December 31, 2009 and 2008 were $590,407 and $1,276,582, respectively.  These sales to the affiliate were at no incremental margin over the Company’s actual cost.  Amounts due from this affiliate included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2009 and 2008, are $70,424 and $594,403, respectively.  Additionally, the Company sub-leases its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763, which expires in July 2010.

The Company had accounts payable to its Chief Executive Officer and its Chief Financial Officer, of $407,496 and 986,490 at December 31, 2009 respectively.  The outstanding balance accrues interest at 16% per annum for the years ended December 31, 2009 and 2008.  Subsequently, in 2010, the interest rate increased to 25% per annum.  During the years ended December 31, 2009 and 2008, the Company accrued interest of $325,650 and $224,950, respectively, on the accounts payable to the CEO and $341,424 and $209,176, respectively on the accounts payable to the CFO.  The balance of the accounts payable is from purchases of products and services on behalf of the Company, deferred compensation and interest on the accounts payable. ..

NOTE 16 - SUBSEQUENT EVENT

During March 2010, the Company relocated its New Jersey warehouse facility to Essex, New Jersey.  The Company has a short-term six month lease with rental payments of $3,700 for 4,000 square feet.