Form 10-Q
period 2010-03-31
DecisionPoint Systems, Inc.
filed 2010-05-14
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. issued and outstanding as of the close of business on May 13, 2010 was 29,010,000.

DECISIONPOINT SYSTEMS, INC.

PART I.                      FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$166,450	$140,740
Accounts receivable, net	5,784,560	8,877,527
Inventory, net	2,254,161	1,247,944
Deferred costs	4,010,408	4,301,727
Deferred tax assets	360,000	385,000
Prepaid expenses	129,542	90,531
Total current assets	12,705,121	15,043,469

Property and equipment, net	47,946	52,721
Other assets, net	406,272	377,280
Goodwill	4,860,663	4,860,663
Total assets	$18,020,002	$20,334,133

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$7,993,011	$7,363,059
Accrued expenses and other current liabilities	2,631,073	3,523,725
Line of credit	2,465,129	2,575,326
Current portion of debt	1,013,012	731,793
Warrant liability	162,300	72,710
Unearned revenue	6,756,851	7,611,241
Holding share liability	200,576	249,986
Total current liabilities	21,221,952	22,127,840

Long term liabilities
Debt, net of current portion	1,422,950	1,751,898
Total liabilities	22,644,902	23,879,738

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000 designated Convertible Series A, 975 shares
Series A issued and outstanding with
liquidation value of $975,000	1	1
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,010,000 and 28,700,000 shares issued
and outstanding, respectively	29,010	28,700
Additional paid-in capital	6,926,835	6,805,034
Accumulated deficit	(10,468,280)	(9,237,239)
Unearned ESOP shares	(1,112,466)	(1,142,101)
Total stockholders’ deficit	(4,624,900)	(3,545,605)

Total liabilities and stockholders' deficit	$18,020,002	$20,334,133

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2010	2009

Net sales	$11,072,263	$11,664,426

Cost of sales	9,035,968	9,624,448

Gross profit	2,036,295	2,039,978

Selling, general and administrative expense	2,435,365	2,216,245

Operating loss	(399,070)	(176,267)

Other (expense) income :
Interest expense	(469,811)	(269,113)
Other (expense) income, net	(320,685)	26,524
Total other expense	(790,496)	(242,589)

Net loss before income taxes	(1,189,566)	(418,856)

Provision for income taxes	41,475	1,000

Net loss	$(1,231,041)	$(419,856)

Net loss per share -
Basic and diluted	$(0.05)	$(0.08)

Weighted average shares outstanding -
Basic and diluted	22,612,924	5,238,277

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(1,231,041)	$(419,856)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	8,431	9,741
Amortization of deferred financing costs and note discount	204,365	1,354
Employee stock-based compensation	22,911	12,500
Non-employee stock-based compensation	99,200	-
ESOP compensation expense	29,635	28,157
Loss on change in fair value of warrant liability	89,590	-
Deferred tax assets	25,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	3,092,967	1,312,603
Inventory, net	(1,006,217)	(476,968)
Deferred costs	291,319	(172,886)
Prepaid expenses	(39,011)	(28,222)
Other assets	(8,291)	-
Accounts payable	629,952	493,935
Accrued expenses and other current liabilities	(892,652)	(260,813)
Unearned revenue	(854,390)	143,606
Net cash provided by operating activities	461,768	643,151

Cash flows from investing activities
Capital expenditures	(3,656)	-

Cash flows from financing activities
Borrowings from line of credit	13,105,000	13,158,050
Repayments on line of credit	(13,215,197)	(14,246,258)
Repayment of debt	(171,729)	(336,183)
Paid financing costs	(101,066)	(85,000)
Holding share liability	(49,410)	-
Net cash used in financing activities	(432,402)	(1,509,391)
Net increase (decrease) in cash and cash equivalents	25,710	(866,240)
Cash and cash equivalents at beginning of period	140,740	944,941
Cash and cash equivalents at end of period	$166,450	$78,701

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc., (the “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification ("RFID") readers.  Also integral to the systems that the Company deploys are professional services, proprietary and third party software and software customization.

Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 17, 2009, Canusa entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) which was originally incorporated in 1982.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

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

Following the Merger, the business conducted by the Company is the business conducted by Holding prior to the Merger.  In addition, the directors and officers of Canusa were replaced by the directors and officers of Holding.

All references to share and per share amounts have been restated to retroactively reflect the number of shares of DecisionPoint common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in the “SEC’s Division of Corporation Finance Financial Reporting Manual”.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization and, for accounting purposes, DecisionPoint is considered the acquirer in the reverse acquisition.  The accompanying historical condensed consolidated financial statements are those of DecisionPoint.  Effective on the closing date the Company adopted DecisionPoint’s year end of December 31.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2010, are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods.  Because the Merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, the consolidated financial statements for periods prior to June 18, 2009, reflect only the operations of DecisionPoint.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DecisionPoint.   All significant intercompany accounts and transactions have been eliminated in consolidation.  The preparation of condensed consolidated financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein.  A change in facts or circumstances surrounding the estimate could result in a change to estimates and impact future operating results.

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements for DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2009, included in Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2010.

Reference is made to “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in its Annual Report for the year ended December 31, 2009.

New Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) regarding improving disclosure about fair value measurements, which amends the existing disclosure requirements under fair value measurements and disclosures by adding required disclosure about items transferring into and out of Levels 1 and 2 fair value measurements; adding separate disclosure about purchases, sales, issuances, and settlements relative to the Level 3 fair value measurements; and clarifying certain aspects of the existing disclosure requirements.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which is effective for years beginning after December 15, 2010, and for interim periods within those fiscal years.  This ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the ASU requires comparative disclosures only for periods ending after the initial adoption.  The Company adopted the first component of the disclosure requirement under this ASU during the first quarter of 2010.  Its adoption did not have a significant impact on the Company’s consolidated financial statements.  In addition, the Company will adopt the latter part of the disclosure requirement under this ASU in the first quarter of 2011, and does not anticipate its adoption will have a significant impact on the Company’s consolidated financial statements.

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, the Company has negative working capital of $8.5 million and total stockholders’ deficit of $4.6 million.  Included in current liabilities is unearned revenue of $6.8 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $4.0 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The Company has an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  Availability under the line of credit was approximately $1.8 million as of March 31, 2010.

The Company believes that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as from borrowings available under the line of credit, will be sufficient to support its operations through March 31, 2011.  If the Company is unable to raise funds through private placements, any growth plans may need to be modified to the extent of available funding, if any.  In addition, the Company may need to reduce its selling, general and administrative expenses.

NOTE 4 – LOSS PER COMMON SHARE

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

Potentially dilutive securities include:

	March 31, 2010	March 31, 2009

Convertible preferred stock	1,950,000	-
Convertible note payable	500,000	7,756,776
Warrants to purchase common stock	3,605,000	100,000
Options to purchase common stock	6,558,097	6,588,705

Total potentially dilutive securities	12,613,097	14,445,481

NOTE 5 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value estimates presented in the following table are based on information available to the Company as of March 31, 2010.

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

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company has determined the fair value of certain liabilities as of March 31, 2010, as follows:

Warrants to acquire common stock	$162,300

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

The following table presents the Company’s fair value hierarchy for the above liabilities measured at fair value on a recurring basis as of March 31, 2010:

	Level 1	Level 2	Level 3

Warrants to acquire common stock	$-0-	$162,300	$-0-

The following table provides a summary of changes in fair value of the Company’s liabilities, as well as the portion of gains or losses included in income attributable to a realized gain that relates to those liabilities held at:

Description	March 31, 2010

Beginning balance - January 1, 2010	$72,710
Issuances	-
Loss (1)	89,590

Ending balance - March 31, 2010	$162,300

(1)	The realized loss is included in other expense in the condensed consolidated statement of operations.

The fair value of warrants issued by the Company in connection with the issuance of convertible debt has been estimated by management in the absence of a readily ascertainable market value.  At March 31, 2010, the Company has determined, based upon the Black-Scholes option-pricing model, that the fair value of these warrants is $162,300.  The assumptions used in the Black-Scholes option-pricing model were strike price of $0.30, share price of $0.50, contractual life of 4.25 years, volatility of 66.36% and a risk free interest rate of 2.43%.  Because of the inherent uncertainty of valuation, the estimated fair value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material.

NOTE 6 – LINE OF CREDIT

The Company has an $8.5 million line of credit with a bank, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the terms of the Loan Agreement, interest accrues at prime plus 4% with a potential interest rate reduction of 0.50% based on future profitability.  The Loan Agreement is secured by substantially all the assets of the Company and matures in March 2011.  As of March 31, 2010, the interest rate is 8%.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2010 or 2009. Availability under the line of credit was $1,761,000 as of March 31, 2010.

For the three months ended March 31, 2010 and 2009, the Company’s interest expense, including fees paid to secure lines of credit, totaled $63,344 and $69,061, respectively.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 7 –LONG TERM DEBT

Long term debt as of March 31, 2010, consists of the following:

			Amortization
	Balance		of Note	Balance
	January 1	Payments	Discount	March 31

Bridge notes	$210,000	$(125,000)	$-	$85,000

Subordinated convertible debt - June 2009	250,000	-	-	250,000
Note discount	(114,583)	-	62,500	(52,083)
Subordinated debt, net	135,417	-	62,500	197,917

Senior subordinated notes	2,500,000	(46,729)	-	2,453,271
Note discount	(361,726)	-	61,500	(300,226)
Senior subordinated notes, net	2,138,274	(46,729)	61,500	2,153,045

Total debt	$2,483,691	$(171,729)	$124,000	2,435,962

Less current portion				(1,013,012)

Debt, net of current portion				$1,422,950

Bridge Notes - As of March 31, 2010, the Bridge Notes with an interest rate of 15% per annum plus 2.5% quarterly have an outstanding balance  of $85,000, which is payable to a Director of the Company.

Subordinated Convertible Debt - June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500, with net proceeds totaling $192,500.  Interest on the Note accrues at 6% per annum and is due monthly.  Principal and any remaining accrued but unpaid interest are due in June 2010.  The Note converts at the option of the holder into shares of the Company’s common stock at $0.50 per share.

Pursuant to the terms of the Note, the Company issued detachable warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants are fully vested and have a contractual term of five years.  The issuance of the warrants resulted in a note discount of $250,000 which is being amortized to interest expense using the effective interest method over the 12 month term of the Note.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.

On December 16, 2009, the warrants were re-priced to $0.30 due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders. The Company determined that the fair value of the warrants was $72,710 and $162,300 on December 31, 2009 and March 31, 2010, respectively.  Gains and losses on the change in the value of the warrants are recorded as other income and expense in the accompanying condensed consolidated statements of operations.

Senior Subordinated Notes - During December 2009, the Company entered into a Securities Purchase Agreement (‘Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and mature on May 31, 2011.  The Company has the ability to extend the maturity date to November 30, 2011.  The Notes are secured by all of the assets of the Company subject and subordinated only to liens securing the Company’s obligations under the line of credit.

Pursuant to the terms of the Financing Agreement, the Company issued 500,000 shares of common stock to the noteholders.  The common stock was valued at $0.30 per share, the closing price of the stock on the date of the Financing Agreement, and is recorded as a deferred financing cost in the accompanying condensed consolidated balance sheets.  Other expenses related to the issuance of the Notes of $177,193 and closing fees of $75,000 were also included in deferred financing costs which are being amortized to interest expense over the term of the Notes using the effective interest method.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

As part of the Financing Agreement, the Company also issued warrants to purchase 2,000,000 shares of common stock, of which 1,000,000 have an exercise price of $0.50 per share and 1,000,000 have an exercise price of $0.60 per share.  The warrants are fully vested and have a contractual term of five years.  The warrants were valued at $369,000 and have been recorded as a discount to the Notes and a credit to additional paid-in capital.

For the three months ended March 31, 2010 and 2009, the Company’s interest expense, including all extension and commitment fees, totaled $314,764 and $127,103, respectively.

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

(a) Common Stock

On January 1, 2010, the Company agreed to issue 48,000 shares of its common stock in exchange for future services to be provided to the Company.  As of March 31, 2010, the shares have not been issued.  The shares will vest pro rata over a twelve month service period beginning January 1, 2010, and any unvested shares are subject to return to the Company if the agreement is terminated before the end of the twelve month service period.  An expense totaling approximately $5,000, based on the closing share price of the vested shares, has been recorded in accrued liabilities and selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On February 1, 2010, the Company issued 250,000 fully vested shares of its common stock in exchange for future services to be provided to the Company over a six month period.  The value of the shares of $80,000 was based on the closing price of the common stock on the date of the agreement and was recorded as a prepaid expense in the accompanying condensed consolidated balance sheet as of March 31, 2010.  The prepaid expense is being amortized over the six month service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On February 1, 2010, the Company issued 60,000 fully vested shares of its common stock as reimbursement for legal fees incurred by a third party related to a potential transaction.  The value of the shares of $19,200 was based on the closing price of the common stock on the date of the agreement and is recorded as selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On February 1, 2010, the Company agreed to issue 78,125 shares of its common stock in exchange for future services to be provided to the Company over a five month period.  As of March 31, 2010, the shares have not been issued and will be fully vested upon issuance.  The value of the shares of $25,000 was based on the closing price of the common stock on the date of the agreement and was recorded as a prepaid expense and an accrued liability in the accompanying condensed consolidated balance sheet as of March 31, 2010.  The prepaid expense is being amortized over the five month service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)
(b) Series A Preferred Stock

On June 8, 2009, the Company designated up to 10,000 shares of the Series A Preferred Stock, par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  As of March 31, 2010, there were 975 shares issued and outstanding.

(c) Warrants

As of March 31, 2010, warrants outstanding consist of the following:

			Total		Weighted
			Warrants	Total	Average
		Strike	Outstanding	Exercise	Exercise
	Date Issued	Price	and Exercisable	Price	Price

Bridge Notes	6/12/2007	$1.00	130,000	$130,000
Preferred Class A warrants	6/19/2009	1.00	487,500	487,500
Preferred Class B warrants	6/19/2009	1.25	487,500	609,375
Subordinated Convertible debt	6/19/2009	0.30	500,000	150,000
Senior Subordinated Notes	12/17/2009	0.50	1,000,000	500,000
Senior Subordinated Notes	12/17/2009	0.60	1,000,000	600,000

Total			3,605,000	$2,476,875	$0.69

NOTE 9 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”).  The 2004 Plan authorizes the issuance of 6,592,976 shares of common stock, of which 6,558,097 have been granted to officers, employees, directors, consultants and advisors.  In June 2009, the Company established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  Incentives under the 2004 and 2009 Plans (collectively, the “Plans”)  may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock and (e) performance shares.

The Plans are administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The total number of shares authorized under the Plans is 7,592,976.  The term of stock options granted under the Plans cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than ten percent of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market of a share of common stock on the date of grant.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

A summary of the status of the Plans as of March 31, 2010 and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2010	1,034,879	6,558,097	$0.22
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
March 31, 2010	1,034,879	6,558,097	$0.22	$1,814,251

Exercisable options at March 31, 2010		5,460,613	$0.21	$1,558,365

The following table summarizes information about stock options outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
Range of		Average	Remaining		Average	Remaining
Exercise	Number	Exercise	Contractual	Number	Exercise	Contractual
Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.20 - $0.31	6,558,097	$0.22	4.81	5,460,613	$0.21	4.58

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no options granted during the three months ended March 31, 2010.  For the three months ended March 31, 2009, the Company granted 61,216 to one executive.  The fair value of the options of $6,304 was determined using the Black-Scholes option pricing model and the following assumptions: exercise price of $0.29, expected life of 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 1.87%.

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

Employee stock-based compensation costs for the three months ended March 31, 2010 and 2009, was $22,911 and $12,500, respectively, and are included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  As of March 31, 2010, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $87,661, which is expected to be recognized over a weighted-average vesting period of 1.36 years.

 DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
March 31, 2010
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on its operating results or financial position.

Currently, the Company is a creditor in a bankruptcy filing from one of its customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which the Company has recorded as a liability in 2009.  The Company is uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that the Company will not be successful in defending the claim and will, ultimately be required to pay the sum to the court.

NOTE 11 - RELATED PARTY

The Company has purchased and sold certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer and Chief Financial Officer.  During the three months ended March 31, 2010 and 2009, the Company purchased products and services for $161,700 and $54,951, respectively, from this affiliate.  Sales to this affiliate during the three months ended March 31, 2010 and 2009 were $112,172 and $160,885, respectively.  These sales to the affiliate were at no incremental margin over the Company’s actual cost.  Amounts due from this affiliate included in accounts receivable in the accompanying condensed consolidated balance sheets as of March 31, 2010 and 2009, are $13,064 and $704,375, respectively.  Additionally, the Company sub-leases its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763, which expires in July 2010.

The Company had accounts payable to its Chief Executive Officer and its Chief Financial Officer, of $80,078 and $911,129 at March 31, 2010 and 2009, respectively.  The outstanding balance had previously accrued interest at 16% per annum.  Beginning in 2010, the interest rate increased to 25% per annum.  During the three months ended March 31, 2010 and 2009, the Company accrued interest of $65,710 and $51,515, respectively, on the accounts payable to the CEO and $210,372 and $80,160, respectively on the accounts payable to the CFO.  The balance of the accounts payable is from purchases of products and services made on behalf of the Company, deferred compensation and interest on the accounts payable.

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

OVERVIEW

We are a enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification RFID readers.  Also integral to the systems that we deploy are professional services, proprietary and third party software and software customization.  We deliver to our customers the ability to make better, faster, and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees and fully integrating them into their back office systems.

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

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three months ended March 31, 2010 as compared to the same period ended March 31, 2009.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

Comparison of the Quarters Ended March 31, 2010 and March 31, 2009

Revenues were $11.1 million for the quarter ended March 31, 2010, compared to $11.7 million for the quarter ended March 31, 2009, a decrease of $0.6 million or 5.1%.  The decrease in revenue was primarily due to an unexpected shortage of product availability from certain principal vendors of the Company and the continued after effects of the weakened economic conditions in the U.S. during 2009, which has continued to have some impact into early 2010.  A reduction in traditional workforce mobility solutions revenue has been partially offset by an increase in our field mobility solutions revenue.

Cost of sales was $9.0 million for the quarter ended March 31, 2010, compared to $9.6 million for the quarter ended March 31, 2009, a decrease of $0.6 million or 6.1%.  Our gross profit was $2.0 million for the quarter ended March 31, 2010, compared to $2.0 million for the quarter ended March 31, 2009.  Although the actual dollar amount of gross profit is the same in for both periods, our realized gross margin has increased to 18.4% in 2010, from 17.5% in the comparable period of 2009.  This improvement is directly due to the increased emphasis on cost control of the products and services which we resell as well as improved utilization of our professional services costs which has a direct effect of realizing greater margins on those services.

Selling, general and administrative expenses were $2.4 million for the quarter ended March 31, 2010, compared to $2.2 million for the quarter ended March 31, 2009, an increase of $0.2 million or 9.9%.  The increase in the current quarter was the result of additional costs associated with being a public company which were not present in the same period of 2009.  Specific new costs were approximately $0.1 million of Investor Relations and other non-cash compensation costs for services provided to the Company.  Additionally, the Company has increased legal and accounting expenses of approximately $0.2 million in the current period directly related to changing from a private to a public entity.

Other expenses were $0.8 million for the quarter ended March 31, 2010 compared to $0.2 million for the quarter ended March 31, 2009.  Other expenses for the three months ended March 31, 2010 and 2009, consists primarily of interest expense, which is related to our line of credit and subordinated debt, and was $0.5 million for the quarter ended March 31, 2010, compared to $0.3 million for the quarter ended March 31, 2009.  The increase in interest expense was the result of the issuance of the $2.5 million of subordinated notes in December 2009.  Other income (expense) increased by $0.3 million due to $0.1 million loss from the change in the fair value of a warrant liability and potential acquisition related costs during the period.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

The recent and on-going financial and credit crisis has reduced credit availability and liquidity for many companies.  We have seen our revenue decrease approximately 5%, due to the weakened economic conditions in the U.S. which have continued into 2010 and throughout 2009.  We have been able to improve our gross margins which were offset by an increase in our selling, general and administrative expenses, of approximately $0.2 million.  This increase is directly attributable to increased professional fees related to regulatory filings in the current quarter as compared to being a private entity without the same requirements in the same period last year.  We believe that our strategic shift to higher margin mobility solutions with additional software and service revenues along with tighter cost control will sustain us through this challenging period.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $0.2 million and $0.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of March 31, 2010, we have negative working capital of $8.5 million and total stockholders’ deficit of $4.6 million.  Included in current liabilities is unearned revenue of $6.8 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $4.0 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

We have an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  Interest accrues at prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.  The amounts outstanding under the line of credit at March 31, 2010 and December 31, 2009, were approximately $2.5 million with interest accruing at 8%, and $2.6 million with interest accruing at 8%, respectively.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which we have been in compliance.  Availability under this line of credit was approximately $1.8 million and $4.3 million as of March 31, 2010 and December 31, 2009, respectively.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through  March 31, 2011.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the three months ended March 31, 2010, net cash provided by operating activities was $0.5 million, primarily due to a $3.1 million decrease in accounts receivable, which was offset by net increase in inventory of $1.0 million, a $0.9 million reduction in accrued expenses, an increase in accounts payable of $0.6 million and net change in our unearned revenue of an additional $0.9 million.  All of these have offset our net loss of $1.2 million in the current quarter.  Net cash used in financing activities was $0.4 million for the three months ended March 31, 2010, primarily from the payments of subordinated debt and financing costs.

During the three months ended March 31, 2009, net cash provided by operating activities was $0.6 million, primarily due to the increase in net changes in working capital of $1.0 million, and more specifically, the net change in accounts receivable of $1 million which offset our net loss of $0.4 million for the quarter.  Net cash used in financing activities was $1.5 million for the three months ended March 31, 2009, primarily due to a net reduction in the amount outstanding on our line of credit during the period.

CRITICAL ACCOUNTING ESTIMATES

Our unaudited condensed consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.  Critical accounting policies are those that require the application of management’s most difficult, subjective, or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods.  In preparing the condensed consolidated financial statements, management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming its estimates and judgments, giving due consideration to materiality.  Actual results may differ from these estimates.  In addition, other companies may utilize different estimates, which may impact the comparability of our results of operations to those of companies in similar businesses.  We believe that of our critical accounting policies, the following may involve a higher degree of judgment and estimation:

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Accounts receivable reserves as of March 31, 2010, were approximately $332,000, or 5.4% of the balance due.  Accounts receivable reserves as of March 31, 2009, were approximately $567,000 or 7.8% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of March 31, 2010.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements. We determine the fair value of stock options using the Black-Scholes option-pricing model. This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 9 of the accompanying notes to our unaudited condensed consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2010.

Employees

As of March 31, 2010, DecisionPoint had a total of 59 full time and 2 part time non-union employees.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

Currently, we are a creditor in a bankruptcy filing from one of our customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which we have recorded as a liability in 2009. We are uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that we will not be successful in defending the claim and will ultimately be required to pay the sum to the court.

ITEM 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10K as filed with the SEC on March 31, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During February 2010, the Company issued 310,000 common shares to two separate vendors in lieu of cash payment for services rendered.  The total value of the shares issued were $99,200 based on the common share price for its common stock on the date of the agreements. These securities were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering. All of the investors were knowledgeable, sophisticated and had access to comprehensive information about the Company and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities. The Company placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    REMOVED and RESERVED

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

DecisionPoint Systems, Inc.

Date: May 14, 2010	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: May 14, 2010	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer