Form 10-Q
period 2010-06-30
DecisionPoint Systems, Inc.
filed 2010-08-10
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑   Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended June 30, 2010

Or
☐   Transition Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the transition period from __________ to __________

DECISIONPOINT SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	333-144279	74-3209480
(State of Incorporation)	(Commission File Number)	(IRS Employer Identification Number)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes    No ☑

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. issued and outstanding as of the close of business on August 6, 2010 was 30,277,792.

DECISIONPOINT SYSTEMS, INC.

PART I - FINANCIAL INFORMATION

ITEM 1.                        FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$488,278	$140,740
Accounts receivable, net	9,014,819	8,877,527
Inventory, net	1,750,157	1,247,944
Deferred costs	4,496,921	4,301,727
Deferred tax assets	360,000	385,000
Prepaid expenses	377,181	90,531
Total current assets	16,487,356	15,043,469

Property and equipment, net	49,284	52,721
Other assets, net	244,263	377,280
Goodwill	4,860,663	4,860,663
Total assets	$21,641,566	$20,334,133

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,085,003	$7,363,059
Accrued expenses and other current liabilities	3,122,265	3,523,725
Line of credit	3,863,377	2,575,326
Current portion of debt	2,050,994	731,793
Warrant liability	-	72,710
Unearned revenue	7,464,228	7,611,241
Holding share liability	20,505	249,986
Total current liabilities	26,606,372	22,127,840

Long term liabilities
Debt, net of current portion	-	1,751,898
Total liabilities	26,606,372	23,879,738

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, 10,000 designated Convertible Series A,
975 shares Series A issued and outstanding with a
liquidation value of $975,000	1	1
Common stock, $0.001 par value, 100,000,000 shares
authorized, 30,277,792 and 28,700,000 shares issued
and outstanding, respectively, 24,000 of which are
subject to vesting restrictions as of June 30, 2010	30,254	28,700
Additional paid-in capital	7,406,099	6,805,034
Accumulated deficit	(11,318,328)	(9,237,239)
Unearned ESOP shares	(1,082,832)	(1,142,101)
Total stockholders’ deficit	(4,964,806)	(3,545,605)

Total liabilities and stockholders' deficit	$21,641,566	$20,334,133

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Net sales	$13,288,041	$12,033,956	$24,360,304	$23,698,382

Cost of sales	10,760,615	9,575,576	19,796,583	19,200,024

Gross profit	2,527,426	2,458,380	4,563,721	4,498,358

Selling, general and administrative expense	2,484,501	1,962,874	4,919,866	4,166,618

Operating income (loss)	42,925	495,506	(356,145)	331,740

Other expense
Interest expense	(493,588)	(203,808)	(963,398)	(472,921)
Other expense, net	(388,294)	(248,675)	(708,979)	(222,151)
Total other expense	(881,882)	(452,483)	(1,672,377)	(695,072)

Net (loss) income before income taxes	(838,957)	43,023	(2,028,522)	(363,332)

Provision for income taxes	11,091	77,541	52,567	78,541

Net loss	$(850,048)	$(34,518)	$(2,081,089)	$(441,873)

Net loss per share -
Basic and diluted	$(0.04)	$(0.00)	$(0.09)	$(0.03)

Weighted average shares outstanding -
Basic and diluted	23,242,356	16,909,891	23,030,581	14,576,557

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months ended June 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,081,089)	$(441,873)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	16,897	19,613
Amortization of deferred financing costs and note discount	379,251	69,063
Employee stock-based compensation	35,652	25,229
Non-employee stock-based compensation	273,134	-
ESOP compensation expense	59,269	56,312
Loss on change in fair value of warrant liability	7,790	-
Deferred tax assets	25,000	73,000
Changes in operating assets and liabilities:
Accounts receivable, net	(137,292)	2,680,805
Inventory, net	(502,213)	1,150,922
Deferred costs	(195,194)	(11,596)
Prepaid expenses	(198,317)	(2,917)
Other assets	(8,651)	911
Accounts payable	2,721,944	233,290
Accrued expenses and other current liabilities	(401,460)	(1,045,868)
Unearned revenue	(147,013)	(1,740,461)
Net cash (used in) provided by operating activities	(152,292)	1,066,430

Cash flows from investing activities
Capital expenditures	(13,460)	(5,298)

Cash flows from financing activities
Borrowings from line of credit	25,117,000	24,494,050
Repayments on line of credit	(23,828,949)	(26,022,493)
Issuance of convertible preferred stock	-	560,000
Proceeds from sale of convertible note, net of issuance cost	-	192,500
Repayment of debt	(545,280)	(572,367)
Paid financing costs	-	(117,500)
Holding share liability	(229,481)	(36,103)
Net cash provided by (used in) financing activities	513,290	(1,501,913)
Net increase (decrease) in cash and cash equivalents	347,538	(440,781)
Cash and cash equivalents at beginning of period	140,740	944,941
Cash and cash equivalents at end of period	$488,278	$504,160

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc., (the “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  Also integral to the systems that the Company deploys are professional services, proprietary and third party software and software customization.

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

Description of the Merger – On June 18, 2009, Canusa completed the Merger.  Immediately prior to the Merger, Canusa had 2,500,000 common shares outstanding and Holding had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of Canusa common stock owned by the Company’s Chief Executive Officer were cancelled resulting in 1,000,000 shares outstanding.  Contemporaneously with the Merger, $2,794,524 of Holding’s subordinated convertible debt was converted into 6,336 shares of the Holding’s common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of Holding’s common stock outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock, giving Holding’s shareholders 2,500,000 shares and former Canusa shareholders 1,000,000 shares of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s 3,500,000 shares of common stock was exchanged for eight shares of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended June 30, 2010, are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods.  Because the Merger was accounted for as a reverse acquisition under U.S. generally accepted accounting principles, the consolidated financial statements for periods prior to June 18, 2009, reflect only the operations of DecisionPoint.

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

Reference is made to the “Summary of Significant Accounting Policies” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  As of the date of the filing of this Quarterly Report, the Company did not identify any significant changes to the critical accounting policies discussed in its Annual Report for the year ended December 31, 2009.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, the Company has negative working capital of $10.1 million and total stockholders’ deficit of $5.0 million.  Included in current liabilities is unearned revenue of $7.5 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $4.5 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.

The Company has an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  Availability under the line of credit was approximately $3.1 million as of June 30, 2010.

The Company believes that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as from borrowings available under the line of credit, will be sufficient to support its operations through June 30, 2011. If the Company is unable to raise funds through private placements, any growth plans may need to be modified to the extent of available funding, if any. In addition, the Company may need to reduce its selling, general and administrative expenses.

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

Potentially dilutive securities include:

	June 30, 2010	June 30, 2009

Convertible preferred stock	1,950,000	1,950,000
Convertible note payable	-	500,000
Warrants to purchase common stock	3,105,000	1,605,000
Options to purchase common stock	6,558,097	6,588,705

Total potentially dilutive securities	11,613,097	10,643,705

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value estimates presented in the following table are based on information available to the Company as of June 30, 2010.

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

The fair value of the warrants issued by the Company in connection with the issuance of subordinated convertible debt in June 2009 has been estimated by management using the Black-Scholes model, in the absence of a readily ascertainable market value.  In June 2010, the warrants were exercised and their fair value on that date of $80,500 was reclassified to equity.

The following table provides a summary of the changes in the fair value of these warrants, as well as the realized loss attributable to the change in their fair value at:

Description	June 30, 2010

Beginning balance - January 1, 2010	$72,710
Issuances	-
Loss (1)	7,790
Reclassification to equity	(80,500)

Ending balance - June 30, 2010	$-

(1) The realized loss is included in other expense in the condensed consolidated statement of operations.

NOTE 6 – LINE OF CREDIT

The Company has an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the terms of the Loan Agreement, interest accrues at prime plus 4% with a potential interest rate reduction of 0.50% based on future profitability as defined in the Loan Agreement.  The Loan Agreement is secured by substantially all the assets of the Company and matures in March 2011.  As of June 30, 2010, the interest rate is 8%.  Availability under the line of credit was $3.1 million as of June 30, 2010.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of June 30, 2010.

For the six months ended June 30, 2010 and 2009, the Company’s interest expense, including fees paid to secure lines of credit, totaled $146,000 and $156,000, respectively.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – LONG TERM DEBT

Long term debt as of June 30, 2010, consists of the following:

			Conversion	Amortization
	Balance		to Common	of Note	Balance
	January 1	Payments	Shares	Discount	June 30

Bridge notes	$210,000	$(210,000)	$-	$-	$-

Subordinated convertible debt - June 2009	250,000	(125,000)	(125,000)	-	-
Note discount	(114,583)	-	-	114,583	-
Subordinated debt, net	135,417	(125,000)	(125,000)	114,583	-

Senior subordinated notes	2,500,000	(210,280)	-	-	2,289,720
Note discount	(361,726)	-	-	123,000	(238,726)
Senior subordinated notes, net	2,138,274	(210,280)	-	123,000	2,050,994

Total debt	$2,483,691	$(545,280)	$(125,000)	$237,583	2,050,994

Less current portion					(2,050,994)

Debt, net of current portion					$-

Subordinated Convertible Debt - June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500, with net proceeds totaling $192,500.  Interest on the Note accrues at 6% per annum and is due monthly.  Principal and any remaining accrued but unpaid interest were due in June 2010.  The Note converts at the option of the holder into shares of the Company’s common stock at $0.50 per share.  The terms of the Note contain a conversion adjustment provision in the event that the Company issues common shares at a price below the conversion price of the Note.

Pursuant to the terms of the Note, the Company issued detachable warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants are fully vested and have a contractual term of five years.  The issuance of the warrants resulted in a note discount of $250,000 which has been amortized to interest expense using the effective interest method over the 12 month term of the Note.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.

In December 2009, the warrants were re-priced to $0.30 per share and the conversion price of the Note was reduced to $0.30 per share due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders (see below).  The Company determined that the fair value of the warrants was $72,710 and $80,500 on December 31, 2009 and June 23, 2010 (the date exercised), respectively.  Gains and losses on the change in the value of the warrants are recorded in other expense in the accompanying condensed consolidated statements of operations.

In June 2010, the Company issued 416,667 shares of common stock upon the conversion by the holder of $125,000 of principal, and paid the remaining note balance of $125,000 in cash.  In addition, the holder exercised 500,000 warrants pursuant to a cashless exercise, resulting in the issuance of 134,146 common shares, based on a 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 215,854 shares of common stock valued at $77,707 based on the closing price of the stock on the day prior  to the transaction. The additional compensation was recorded in other expense in the accompanying condensed consolidated statement of operations for the period ended June 30, 2010.

Senior Subordinated Notes - During December 2009, the Company entered into a Securities Purchase Agreement (‘Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and mature on May 31, 2011.  The Company has the option to extend the maturity date to November 30, 2011.  The Notes are secured by all of the assets of the Company subject and subordinated only to liens securing the Company’s obligations under the line of credit.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – LONG TERM DEBT (Continued)

Pursuant to the terms of the Financing Agreement, the Company issued 500,000 shares of common stock to the note holders.  The common stock was valued at $0.30 per share, the closing price of the stock on the date of the Financing Agreement, and is recorded as a deferred financing cost in the accompanying condensed consolidated balance sheets.  Expenses related to the issuance of the Notes of $177,193 and closing fees of $75,000 were also included in deferred financing costs which are being amortized to interest expense over the term of the Notes using the effective interest method.

As part of the Financing Agreement, the Company also issued warrants to purchase 2,000,000 shares of its common stock, of which 1,000,000 have an exercise price of $0.50 per share and 1,000,000 have an exercise price of $0.60 per share.  The warrants are fully vested and have a contractual term of five years.  The warrants were valued at $369,000 and have been recorded as a discount to the Notes and a credit to additional paid-in capital.

For the six months ended June 30, 2010 and 2009, the Company’s interest expense, including all extension and commitment fees, totaled approximately $818,000 and $317,000, respectively.

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

(a) Common Stock

On January 1, 2010, the Company agreed to issue 48,000 shares of its common stock in exchange for future services to be provided to the Company.  The shares were issued on June 30, 2010 and vest pro rata over a twelve month service period that began January 1, 2010.  Any unvested shares are subject to return to the Company if the agreement is terminated before the end of the twelve month service period.  As of June 30, 2010, total expense related to the issuance of the shares was $9,560 based on the closing share price of the Company’s stock on the respective vesting dates, and is recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On February 1, 2010, the Company issued 250,000 fully vested shares of its common stock in exchange for future services to be provided to the Company over a six month period.  The value of the shares of $80,000 was based on the closing price of the common stock on the date of the agreement and the unamortized balance is recorded as a prepaid expense in the accompanying condensed consolidated balance sheet as of June 30, 2010.  The prepaid expense is being amortized over the six month service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

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

On February 1, 2010, the Company agreed to issue 78,125 shares of its common stock in exchange for future services to be provided to the Company over a five month period.  On June 30, 2010, the fully vested shares were issued.  The value of the shares of $25,000 was based on the closing price of the common stock on the date of the agreement and was amortized over the five month service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On April 30, 2010, the Company issued 375,000 shares of common stock in exchange for advisory services to be performed over a four month period beginning in May 2010.  The shares are fully vested and were valued at $150,000 based on the closing price of the common stock on the date of the agreement.  The shares were recorded as a prepaid expense in the accompanying condensed consolidated balance sheet as of June 30, 2010 and are being amortized over the four month service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8 – STOCKHOLDERS’ EQUITY (Continued)

On June 23, 2010, the Company issued 416,667 shares of common stock upon the conversion of $125,000 of principal by the holder of the June 2009 subordinated convertible debt.  The remaining note balance of $125,000 was paid in cash.  In addition, the holder exercised 500,000 warrants pursuant to a cashless exercise resulting in the issuance of 134,146 common shares based on the 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 215,854 shares of common stock to the holder.  The shares were valued at $77,707 based on the closing price of the stock on the  day prior to the transaction and are recorded in other expense in the accompanying condensed consolidated statement of operations for the period ended June 30, 2010.

(b) Series A Preferred Stock

The Company has designated up to 10,000 shares of Series A Preferred Stock, par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  As of June 30, 2010, there were 975 shares issued and outstanding.

(c) Warrants

As of June 30, 2010, warrants outstanding consist of the following:

			Total Warrants		Weighted
			Outstanding	Total	Average
		Strike	and	Exercise	Exercise
	Date Issued	Price	Exercisable	Price	Price

Bridge Notes	6/12/2007	$1.00	130,000	$130,000
Preferred Class A warrants	6/19/2009	1.00	487,500	487,500
Preferred Class B warrants	6/19/2009	1.25	487,500	609,375
Senior Subordinated Notes	12/17/2009	0.50	1,000,000	500,000
Senior Subordinated Notes	12/17/2009	0.60	1,000,000	600,000

Total			3,105,000	$2,326,875	$ 0.75

NOTE 9 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”).  The 2004 Plan authorizes the issuance of 6,592,976 shares of common stock.  In June 2009, the Company established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  Incentives under the 2004 and 2009 Plans (collectively, the “Plans”)  may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights; (c) stock awards; (d) restricted stock and (e) performance shares.

The Plans are administered by the Board of Directors, or a committee appointed by the Board of Directors, which determines recipients and types of awards to be granted, including the number of shares subject to the awards, the exercise price and the vesting schedule.  The total number of shares authorized under the Plans is 7,592,976.  The term of stock options granted under the Plans cannot exceed ten years.  Options shall not have an exercise price less than 100% of the fair market value of the Company’s common stock on the grant date, and generally vest over a period of five years.  If the individual possesses more than 10% of the combined voting power of all classes of stock of the Company, the exercise price shall not be less than 110% of the fair market value of a share of common stock on the date of grant.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9 - STOCK OPTION PLAN (Continued)

A summary of the status of the Plans as of June 30, 2010 and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2010	1,034,879	6,558,097	$0.22
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
June 30, 2010	1,034,879	6,558,097	$0.22	$1,814,251

Exercisable options at June 30, 2010		5,460,613	$0.21	$1,558,365

The following table summarizes information about stock options outstanding as of June 30, 2010:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
Range of		Average	Remaining		Average	Remaining
Exercise	Number	Exercise	Contractual	Number	Exercise	Contractual
Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.20 - $0.31	6,558,097	$ 0.22	4.56	5,460,613	$ 0.21	4.33

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no options granted during the six months ended June 30, 2010.  For the six months ended June 30, 2009, the Company granted 61,216 to one executive.  The fair value of the options of $6,304 was determined using the Black-Scholes option pricing model and the following assumptions: exercise price of $0.29, expected life of 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 1.87%.

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

Employee stock-based compensation costs for the three months ended June 30, 2010 and 2009, was $12,741 and $0, respectively, and for the six months ended June 30, 2010 and 2009, it was $35,652 and $25,229, respectively.  Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  As of June 30, 2010, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was approximately $75,000, which is expected to be recognized over a weighted-average vesting period of 1.2 years.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
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

The Company had sub-leased its facility in Foothill Ranch, CA from an affiliate (as described more fully below) at a monthly rental expense of $11,763, which expired in July 2010 and effectively terminated the sub-lease arrangement.   The Company has entered into a new lease with the building’s landlord (an unrelated 3rd party) with the same terms and conditions for a one year period subject to cancellation anytime after six months upon notice to the landlord.

NOTE 11 - RELATED PARTY

The Company purchases and sells certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the three and six months ended June 30, 2010, the Company purchased products and services for $82,010 and $243,710, respectively, from this affiliate.  During the three and six months ended June 30, 2009, the Company purchased products and services for $29,016 and $61,219, respectively, from this affiliate.  Sales to this affiliate during the three and six months ended June 30, 2010, were $114,007 and $226,179, respectively.  Sales to this affiliate during the three and six months ended June 30, 2009, were $153,181 and $314,066, respectively.  These sales to the affiliate were at no incremental margin over the Company’s actual cost.  Amounts due to this affiliate included in accounts payable in the accompanying condensed consolidated balance sheets as of June 30, 2010 and 2009, are $106,676 and $0, respectively.  Amounts due from this affiliate included in accounts receivable in the accompanying condensed consolidated balance sheets as of June 30, 2010 and 2009, are $0 and $630,000, respectively.  Additionally, the Company sub-leased its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763, which expired in July 2010.

The Company has accounts payable to its CEO and its CFO, of $1,036,935 and $430,329 at June 30, 2010 and 2009, respectively.  The outstanding balance had previously accrued interest at 16% per annum.  Beginning in 2010, the Board of Directors approved an increase in the interest rate to 25% per annum.  During the three and six months ended June 30, 2010, the Company accrued interest of $19,175 and $84,885, respectively, on the accounts payable to the CEO and $82,337 and $292,709, respectively, on the accounts payable to the CFO.  During the three and six months ended June 30, 2009, the Company accrued interest of $2,604 and $54,119, respectively, on the accounts payable to the CEO and $21,730 and $101,890, respectively, on the accounts payable to the CFO.  The balance of the accounts payable consists of purchases of products and services made on behalf of the Company, deferred compensation, unreimbursed company travel expenses and interest on the accounts payable.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;
•	The intensity of competition;
•	General economic conditions; and
•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

Unless the context otherwise requires, references to “DecisionPoint”, “we”, “us” or “our” include DecisionPoint Systems, Inc and its subsidiaries.

OVERVIEW

We are a enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification readers (“RFID”).  Also integral to the systems that we deploy are professional services, proprietary and third party software and software customization.  We deliver to our customers the ability to make better, faster, and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees and fully integrating them into their back office systems.

We provide customers with everything they need through the process of achieving their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment.  Our business designs, sells, installs and services voice and data communications products and systems for private networks and wireless broadband systems to a wide range of enterprise markets, including retail, transportation and logistics, manufacturing, wholesale and distribution, as well as other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).  We provide a complete line of deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

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

Our history

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Canusa”), was incorporated on December 27, 2006 under the laws of the State of Delaware.  On June 17, 2009, Canusa entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc.  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. which was originally incorporated in 1982.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, we adopted Holding’s business plan and changed our name from Canusa to DecisionPoint Systems, Inc.

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

Recent business developments during 2010

During the first quarter of 2010, we introduced our cutting edge self-service solution utilizing advanced Motorola technology known as “The Retail Mobile App Suite”.  These mobile applications were designed for retail stores to increase the productivity of store operations and deliver unsurpassed customer service by accelerating checkout while providing personalized service. In June 2010 we launched a branded solution for couriers – MobileArc, which is designed to enhance delivery of services by incorporating mobile computing and wireless technologies into their field-service workforce.

In the first quarter of 2010 we received a significant contract to provide an integrated and customized tracking solution for a logistics services company scheduled to be delivered in 2010.  In addition, we were chosen to design, implement and support an asset tracking system for a rewards program company in the waste management business.  This company has operations in numerous states and employs RFID technology as part of their offering to their end-users.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and six months ended June 30, 2010 as compared to the same periods ended June 30, 2009.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

Comparison of the Quarters Ended June 30, 2010 and 2009

Revenues were $13.3 million for the quarter ended June 30, 2010, compared to $12.0 million for the quarter ended June 30, 2009, an increase of $1.3 million or 10.4%.  This improvement is due to the increased emphasis on our marketing and sales efforts.  We experienced increases in traditional mobility solutions revenue which has historically generated lower gross margins, while our field mobility solutions offerings with higher gross margins have continued to grow.

Cost of sales was $10.8 million for the quarter ended June 30, 2010, compared to $9.6 million for the quarter ended June 30, 2009, an increase of $1.2 million or 12.4%.  Our gross profit was $2.5 million for both periods ended June 30, 2010 and 2009.  Although the actual dollar amount of gross profit is the same for both periods, our realized gross margin has decreased to 19.0% in 2010, from 20.4% in the comparable period of 2009.  The decrease in gross profit was primarily due to an unexpected shortage of product availability from certain of our principal vendors which has continued to have some negative gross margin impact during 2010.  Although we have seen improvement in product availability in the second quarter of 2010, we expect continued product shortages in the third quarter with more complete product availability by the end of 2010.  Lower utilization of our professional services resources as a result of increased traditional solution sales in the quarter has also had a negative impact on our gross margin.  The product shortages had a bigger impact on our higher margin solutions because of limited product availability and delivery of our higher margin professional services.  In addition, we have identified opportunities in other marketplaces with “cloud computing” and associated professional services as a result of our position with field mobility solutions.

Selling, general and administrative expenses were $2.5 million for the quarter ended June 30, 2010, compared to $2.0 million for the quarter ended June 30, 2009, an increase of $0.5 million or 26.6%.  The increase in the current quarter was the result of additional costs associated with being a public company which were not materially present in the same period of 2009.  We incurred $0.3 million of investor relations expense and other non-cash compensation costs for services provided to us.  Additionally, we have experienced an increase in legal and accounting expenses of approximately $0.2 million in the current period directly related to changing from a private to a public entity.

Other expenses were $0.9 million for the quarter ended June 30, 2010 compared to $0.5 million for the quarter ended June 30, 2009.  Other expenses for the three months ended June 30, 2010 and 2009, consists primarily of interest expense, which is related to our line of credit and subordinated debt, and was $0.5 million for the quarter ended June 30, 2010, compared to $0.2 million for the quarter ended June 30, 2009.  The increase in interest expense was the result of the issuance of the $250,000 of subordinated notes in June 2009 and the $2.5 million of subordinated notes in December 2009.  Other expense increased to $0.4 million from $0.2 in the same period due to the loss from the change in the fair value of a warrant liability and the costs related to a potential acquisition during the current period.

Comparison of the Six Months Ended June 30, 2010 and 2009

Revenues were $24.4 million for the six months ended June 30, 2010, compared to $23.7 million for the six months ended June 30, 2009, an increase of $0.7 million or 2.8%.  This improvement is due to the increased emphasis on our marketing and sales efforts.  We experienced increases in traditional mobility solutions revenue which has historically generated lower gross margins, while our field mobility solutions offerings have continued to grow.

Cost of sales was $19.8 million for the six months ended June 30, 2010, compared to $19.2 million for the six months ended June 30, 2009, an increase of $0.6 million or 3.1%.  Our gross profit was $4.6 million for the six months ended June 30, 2010, compared to $4.5 million for the same period ended June 30, 2009, an increase of $0.1 million or 1.5%.  Our gross margin has decreased to 18.7% in 2010, from 19% in the comparable period of 2009.  The decrease in gross profit was primarily due to an unexpected shortage of product availability from certain of our principal vendors which has continued to have some negative gross margin impact during 2010.  Although we have seen improvement in product availability in the second quarter of 2010, we continue to expect product shortages in the third quarter with more complete product availability by the end of 2010.  Additional impact to our gross margin came from lower utilization of our professional services resources as a result of increased traditional solution sales in the current period.

Our selling, general and administrative expenses were $4.9 million for the six months ended June 30, 2010, compared to $4.2 million for the same period ended June 30, 2009, an increase of $0.8 million or 18.1%.  The increase in the current period was due to additional costs associated with being a public company which were not significant in the same period of 2009.  We incurred approximately $0.4 million of investor relations and other non-cash compensation costs for services provided to us for the six months ended June 30, 2010 that had no comparable expense for the same period of 2009.  Additionally, we have experienced an increase in legal and accounting expenses of approximately $0.3 million in the current period directly related to changing from a private to a public entity.

Other expenses were $1.7 million for the six months ended June 30, 2010 compared to $0.7 million for the six months ended June 30, 2009.  Other expenses for the six months ended June 30, 2010 and 2009, consists primarily of interest expense, which is related to our line of credit and subordinated debt, which was $1.0 million as compared to $0.5 million, respectively.  The increase in interest expense was the result of the issuance of the $250,000 of subordinated note at the end of June 2009 and the $2.5 million of subordinated notes in December 2009.  Other expense increased by $0.5 million from $0.2 in the same period due to the loss from the change in the fair value of a warrant liability and potential acquisition related costs during the period.  Non-recurring expenses for investment banking, legal and accounting fees related to a potential acquisition and related financing was $0.7 million for the period ending June 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

The recent and on-going financial and credit crisis has reduced credit availability and liquidity for many companies.  Under these difficult circumstances we have still been able to increase our revenue approximately 2.8%.  The reduction in our gross margins was primarily due to an unexpected shortage of product availability from certain of our principal vendors and the continued after effects of the weakened economic conditions in the U.S. during 2009, which has continued to have some negative margin impact in 2010.  We believe that our continued strategic shift to higher margin mobility solutions with additional software and service revenues along with tighter cost control will sustain us through this challenging period.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $0.5 million and $0.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of June 30, 2010, we have negative working capital of $10.1 million and total stockholders’ deficit of $5.0 million.  Included in current liabilities is unearned revenue of $7.5 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $4.5 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

We have an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  Interest accrues at prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.  The amounts outstanding under the line of credit at June 30, 2010 and December 31, 2009, were approximately $3.9 million with interest accruing at 8%, and $2.6 million with interest accruing at 8%, respectively.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which we have been in compliance.  Availability under this line of credit was approximately $3.1 million and $4.3 million as of June 30, 2010 and December 31, 2009, respectively.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through  June 30, 2011.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the six months ended June 30, 2010, net cash used in operating activities was $0.2 million, primarily due to a net change of non-cash related expense totaling approximately $0.8 million, a $0.5 million decrease in inventory, a $0.4 million decrease in other current assets, which was offset by net increase in accrued expenses and accounts payable of $2.3 million.  Net cash provided by financing activities was $0.5 million for the six months ended June 30, 2010, primarily from the increase in our outstanding line of credit.  The line of credit increase of $1.3 million, was offset by the complete payoff and conversion of the $250,000 subordinated note from June 2009, and the remaining outstanding 2007 Bridge note balance of $85,000.  Additionally, we paid down $229,000 of the holding share liability and $210,000 of subordinated notes from December 2009.

For the six months ended June 30, 2009, net cash provided by operating activities was $1.1 million, primarily due to the increase in net changes in working capital of $1.3 million and non-cash related expense totaling approximately $0.2 million.  Net cash used in financing activities was $1.5 million for the six months ended June 30, 2009, primarily due to a net reduction in the amount outstanding on our line of credit during the period.  Additionally during this period, $2,794,524 of subordinated convertible debt was converted into common shares, we issued $250,000 in a convertible subordinated note, we sold 560 shares of Series A Preferred Stock for $560,000 and $415,000 of the 2007 Bridge note principal was converted into 415 shares of Series A Preferred Stock.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Accounts receivable reserves as of June 30, 2010, were $315,000, or 3.4% of the balance due.  Accounts receivable reserves as of June 30, 2009, were $650,000 or 10.8% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of June 30, 2010.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of June 30, 2010.

Employees

As of June 30, 2010, DecisionPoint had a total of 63 full time employees and 1 part time non-union employee.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

From time to time, DecisionPoint may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Currently, we are a creditor in a bankruptcy filing from one of our customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which we have recorded as a liability.  We are uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that we will not be successful in defending the claim and will ultimately be required to pay the sum to the court.

ITEM 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10-K as filed with the SEC on March 31, 2010.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During February 2010, we issued 310,000 common shares to two vendors in lieu of cash payment for services rendered. The total value of the shares issued was $99,200 based on the share price of our common stock on the date of the agreements.

During April, 2010, we issued 375,000 common shares to a vendor in lieu of cash payment for services rendered. The total value of the shares issued was $150,000 based on the share price of our common stock on the date of the agreements.

During June, 2010, we issued 126,125 common shares to two vendors in lieu of cash payment for services rendered. The total value of the shares issued was $34,560 based on the share price of our common stock on the date of the agreements or the respective vesting period.

During June, 2010, we issued 416,667 shares of common stock upon the conversion by the holder of $125,000 of our debt and 134,146 shares of common stock upon the cashless exercise of certain warrants and 215,854 shares issued as an inducement to the holder to exercise the warrant.  The total value of the 215,854 shares issued was $77,707, based on the share price of our common stock on the date of issuance.

These securities were issued in transactions that were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (“Securities Act”), as transactions by an issuer not involving a public offering.  All of the investors were knowledgeable, sophisticated and had access to comprehensive information about us and represented their intention to acquire the securities for investment only and not with a view to distribute or sell the securities.  We placed legends on the securities stating that the securities were not registered under the Securities Act and set forth the restrictions on their transferability and sale.

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

DecisionPoint Systems, Inc.

Date: August 10, 2010	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: August 10, 2010	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer