Form 10-Q
period 2010-09-30
DecisionPoint Systems, Inc.
filed 2010-11-03
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                (Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                         For the quarterly period ended September 30, 2010

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

19655 Descartes, Foothill Ranch, CA92610-2609
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☑

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc. issued and outstanding as of the close of business on November 2, 2010, was 33,230,417.

DECISIONPOINT SYSTEMS, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$179,984	$140,740
Accounts receivable, net	10,236,504	8,877,527
Inventory, net	1,064,577	1,247,944
Deferred costs	4,330,827	4,301,727
Deferred tax assets	55,000	385,000
Prepaid expenses and other current assets	406,052	90,531
Total current assets	16,272,944	15,043,469
Property and equipment, net	46,941	52,721
Other assets, net	197,864	377,280
Goodwill	4,860,663	4,860,663
Total assets	$21,378,412	$20,334,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$10,416,582	$7,363,059
Accrued expenses and other current liabilities	2,537,765	3,523,725
Line of credit	4,316,118	2,575,326
Current portion of debt	1,878,849	731,793
Warrant liability	—	72,710
Unearned revenue	6,619,386	7,611,241
Holding share liability	20,505	249,986
Total current liabilities	25,789,205	22,127,840
Long term liabilities
Debt, net of current portion	—	1,751,898
Total liabilities	25,789,205	23,879,738
Commitments and contingencies
STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000 designated Convertible Series A, 975 shares
Series A issued and outstanding with a liquidation value of $975,000	1	1
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,230,417 and 28,700,000 shares issued and
outstanding, respectively, 12,000 of which are subject to vesting restrictions as of September 30, 2010	33,218	28,700
Additional paid-in capital	8,029,955	6,805,034
Accumulated deficit	(11,420,770)	(9,237,239
Unearned ESOP shares	(1,053,197)	(1,142,101
Total stockholders’ deficit	(4,410,793)	(3,545,605
Total liabilities and stockholders’ deficit	$21,378,412	$20,334,133

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	$16,414,168	$11,531,043	$40,774,472	$35,229,426

Cost of sales	13,463,533	9,153,966	33,260,116	28,353,988

Gross profit	2,950,635	2,377,077	7,514,356	6,875,438

Selling, general and administrative expense	2,469,145	1,975,751	7,389,011	6,142,371

Operating income	481,490	401,326	125,345	733,067

Other expense
Interest expense	444,047	300,319	1,407,445	773,239
Other expense (income), net	116,717	(9,351)	825,696	212,801
Total other expense	560,764	290,968	2,233,141	986,040

Net (loss) income before income taxes	(79,274)	110,358	(2,107,796)	(252,973)

Benefit (provision) for income taxes	(23,168)	54,605	(75,735)	(23,936)

Net (loss) income	$(102,442)	$164,963	$(2,183,531)	$(276,909)

Net (loss) earnings per share -
Basic	$(0.00)	$0.01	$(0.09)	$(0.02)
Diluted	$(0.00)	$0.01	$(0.09)	$(0.02)
Weighted average shares outstanding -
Basic	25,307,759	21,595,410	23,930,673	11,863,284
Diluted	25,307,759	32,239,115	23,930,673	11,863,284

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,183,531)	$(276,909)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	25,528	28,069
Amortization of deferred financing costs and note discount	495,283	95,939
Employee stock-based compensation	48,393	38,114
Non-employee stock-based compensation	364,747	—
ESOP compensation expense	88,904	84,469
Loss on change in fair value of warrant liability	7,790	—
Deferred tax assets	330,000	(82,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(1,358,977)	(108,054)
Inventory, net	183,367	864,690
Deferred costs	(29,100)	(205,872)
Prepaid expenses and other current assets	(315,521)	(43,421)
Other assets, net	(15,230)	33,410
Accounts payable	3,053,523	(101,734)
Accrued expenses and other current liabilities	(985,960)	(600,481)
Unearned revenue	(991,855)	(182,220)
Net cash used in operating activities	(1,282,639)	(456,000)

Cash flows from operating activities:
Capital expenditures	(21,302)	(6,419)

Cash flows from financing activities
Borrowings from line of credit	41,090,000	37,110,050
Repayments on line of credit	(39,349,208)	(36,944,730)
Issuance of convertible preferred stock	—	560,000
Proceeds from sale of convertible note, net of issuance cost	—	192,500
Repayment of debt	(778,925)	(1,178,983)
Paid financing costs	—	(85,000)
Proceeds from exercise of employee stock options	610,799	—
Holding share liability	(229,481)	(36,104)
Net cash provided by (used in) financing activities	1,343,185	(382,267)
Net increase (decrease) in cash and cash equivalents	39,244	(844,686)
Cash and cash equivalents at beginning of period	140,740	944,941
Cash and cash equivalents at end of period	$179,984	$100,255

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc., (“Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers. Also integral to the systems that the Company deploys are professional services, proprietary and third party software and software customization.

Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 17, 2009, Canusa entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DecisionPoint”).  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc., which was originally incorporated in 1995, and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc., which was originally incorporated in 1982. All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

In accordance with the terms of the Merger, each share of Holding’s common stock outstanding immediately prior to the Merger was exchanged for 153.04 shares of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s shares of common stock was exchanged for eight shares of common stock.  This transaction was treated as a stock split for accounting purposes. All references to share and per share amounts have been restated to retroactively reflect the number of shares of DecisionPoint common stock issued pursuant to the Merger and the stock split.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended September 30, 2010, are not necessarily indicative of results for the full 2010 fiscal year or any other future interim periods.  Because the Merger was accounted for as a reverse acquisition under U.S.generally accepted accounting principles, the consolidated financial statements for periods prior to June 18, 2009, reflect only the operations of DecisionPoint.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 3 - LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2010, the Company has negative working capital of $9.5 million and total stockholders’ deficit of $4.4 million.  Included in current liabilities is unearned revenue of $6.6 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $4.3 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.

The Company has an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  Availability under the line of credit was approximately $3.8 million as of September 30, 2010.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company believes that cash on hand, plus amounts anticipated to be generated from operations and from other potential financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as from borrowings available under the line of credit, will be sufficient to support its operations through September 30, 2011.  If the Company is unable to raise funds through private placements, any growth plans may need to be modified to the extent of available funding, if any.  In addition, the Company may need to reduce its selling, general and administrative expenses.

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

Excluded from the weighted-average number of basic and diluted shares for the three and nine months ended September 30, 2010 and 2009, respectively, are approximately 5,804,000 and 6,405,000 of unallocated ESOP shares.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

Potentially dilutive securities include:

	September 30, 2010	September 30, 2009

Convertible preferred stock	1,950,000	1,950,000
Convertible note payable	—	500,000
Warrants to purchase common stock	3,105,000	1,605,000
Options to purchase common stock	3,605,472	6,588,705
Total potentially dilutive securities	8,660,472	10,643,705

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value estimates presented in the following table are based on information available to the Company as of September 30, 2010.

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

The fair value of the warrants issued by the Company in connection with the issuance of subordinated convertible debt in June 2009, has been estimated by management using the Black-Scholes model, in the absence of a readily ascertainable market value.  In June 2010, the warrants were exercised and their fair value on the exercise date of $80,500 was reclassified from warrant liability to equity.

The following table provides a summary of the changes in the fair value of these warrants, as well as the realized loss attributable to the change in their fair value at:

Description	September 30, 2010
Beginning balance - January 1, 2010	$72,710
Issuances	—
Loss (1)	7,790
Reclassification to equity	(80,500)
Ending balance - September 30, 2010	$—

(1)	The realized loss is included in other expense in the condensed consolidated statement of operations.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6–LINE OF CREDIT

The Company has an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“Loan Agreement”).  Under the terms of the Loan Agreement, interest accrues at prime plus 4% with a potential interest rate reduction of 0.50% based on future profitability as defined in the Loan Agreement.  The Loan Agreement is secured by substantially all the assets of the Company and matures in March 2011.  As of September 30, 2010, the interest rate is 8%.  Availability under the line of credit was $3.8 million as of September 30, 2010.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement. No letters of credit were outstanding as of September 30, 2010.

For the nine months ended September 30, 2010 and 2009, the Company’s interest expense, including fees paid to secure lines of credit, totaled $260,000 and $289,000, respectively.

NOTE 7 –LONG TERM DEBT

Long term debt as of September 30, 2010, consists of the following:

	Balance January 1	Payments	Conversion to Common Shares	Amortization of Note Discount	Balance September 30
Bridge notes	$210,000	$(210,000)	$—	$—	$—
Subordinated convertible debt - June 2009	250,000	(125,000)	(125,000)	—	—
Note discount	(114,583)	—	—	114,583	—
Subordinated debt, net	135,417	(125,000)	(125,000)	114,583	—
Senior subordinated notes	2,500,000	(443,925)	—	—	2,056,075
Note discount	(361,726)	—	—	184,500	(177,226)
Senior subordinated notes, net	2,138,274	(443,925)	—	184,500	1,878,849
Total debt	$2,483,691	$(778,925)	$(125,000)	$299,083	1,878,849

Less current portion					(1,878,849)

Debt, net of current portion					$—

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

Pursuant to the terms of the Note, the Company issued fully vested detachable warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.50 per share.  The warrants have a contractual term of five years.  The issuance of the warrants resulted in a note discount of $250,000 which has been amortized to interest expense using the effective interest method over the 12 month term of the Note.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In December 2009, the warrants were re-priced to $0.30 per share and the conversion price of the Note was reduced to $0.30 per share due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders (see below). The Company determined that the fair value of the warrants was $80,500 and $72,710 on June 23, 2010 (the date exercised) and December 31, 2009, respectively.  Gains and losses on the change in the value of the warrants are recorded in other expense in the accompanying condensed consolidated statements of operations.

In June 2010, the Company issued 416,667 shares of common stock upon the partial conversion of the Note by the holder of $125,000 of principal, and paid the remaining Note balance of $125,000 in cash.  In addition, the holder exercised 500,000 warrants pursuant to a cashless exercise, resulting in the issuance of 134,146 common shares, based on a 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 215,854 shares of common stock valued at $77,707 based on the closing price of the stock on the day prior  to the transaction. The additional compensation was recorded in other expense in the accompanying condensed consolidated statement of operations.

Senior Subordinated Notes - During December 2009, the Company entered into a Securities Purchase Agreement (‘Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and mature on May 31, 2011.  The Company has the option to extend the maturity date to November 30, 2011.  The Notes are secured by all of the assets of the Company and are subordinated only to liens securing the Company’s obligations under the line of credit.

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

For the nine months ended September 30, 2010 and 2009, the Company’s interest expense, including all extension and commitment fees, totaled approximately $1,147,000 and $505,000, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

(a) Common Stock

On June 30, 2010, Company issued 48,000 shares of its common stock in exchange for services to be provided to the Company.  The shares vest pro rata over a twelve month service period that began January 1, 2010.  Any unvested shares are subject to return to the Company if the agreement is terminated before the end of the service period.  As of September 30, 2010, 36,000 shares have vested. Total expense related to the vesting of the shares was $12,840 based on the closing share price of the Company’s stock on the respective vesting dates, and is recorded in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.

On February 1, 2010, the Company issued 250,000 fully vested shares of its common stock in exchange for services to be provided to the Company over a six month period.  The value of the shares of $80,000 was based on the closing price of the common stock on the date of the agreement and was amortized over the service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

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

On June 30, 2010, the Company issued 78,125 fully vested shares of common stock in exchange for services provided to the Company over a five month period beginning February 1, 2010.  The value of the shares of $25,000 was based on the closing price of the common stock on the date of the agreement and was amortized over the service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On April 30, 2010, the Company issued 375,000 fully vested shares of common stock in exchange for advisory services to be performed over a four month period beginning in May 2010. The shares were valued at $150,000 based on the closing price of the common stock on the date of the agreement and were amortized over the service period to selling, general and administrative expense in the accompanying condensed consolidated statement of operations.

On June 23, 2010, the Company issued 416,667 shares of common stock upon the conversion of $125,000 of principal by the holder of the June 2009 subordinated convertible debt (Note 7).  In addition, the holder exercised 500,000 warrants pursuant to a cashless exercise resulting in the issuance of 134,146 common shares based on the 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 215,854 shares of common stock to the holder.  The shares were valued at $77,707 based on the closing price of the stock on the day prior to the transaction and are recorded in other expense in the accompanying condensed consolidated statement of operations for the period ended September 30, 2010.

During the third quarter, the Company issued 2,952,625 shares of common stock upon the exercise of employee stock options.  Total cash received was $610,799.

(b) Series A Preferred Stock

The Company has designated up to 10,000 shares of Series A Preferred Stock, par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  As of September 30, 2010, there were 975 shares issued and outstanding.

(c) Warrants

As of September 30, 2010, warrants outstanding consist of the following:

	Date Issued	Strike Price	Total Warrants Outstanding and Exercisable	Total Exercise Price	Weighted Average Exercise Price
Bridge Notes	6/12/2007	$1.00	130,000	$130,000
Preferred Class A warrants	6/19/2009	1.00	487,500	487,500
Preferred Class B warrants	6/19/2009	1.25	487,500	609,375
Senior Subordinated Notes	12/17/2009	0.50	1,000,000	500,000
Senior Subordinated Notes	12/17/2009	0.60	1,000,000	600,000
Total			3,105,000	$2,326,875	$0.75

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

A summary of the status of the Plans as of September 30, 2010 and information with respect to the changes in options outstanding is as follows:

	Options Available for Grant	Options Outstanding	Average Exercise Price	Aggregate Intrinsic Value
January 1, 2010	1,034,879	6,558,097	$0.22
Granted	—	—	—
Exercised	—	(2,952,625)	0.21
Forfeited	—	—	—
September 30, 2010	1,034,879	3,605,472	$0.26	$—

Exercisable options at September 30, 2010		2,593,692	$0.24	$18,618

The following table summarizes information about stock options outstanding as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number Exercisable	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)
$0.20 - $0.31	3,605,472	$0.26	4.87	2,593,692	$0.24	4.71

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  There were no options granted during the nine months ended September 30, 2010.  For the nine months ended September 30, 2009, the Company granted 61,216 to one executive with a fair value of $6,304 which was determined using the Black-Scholes option pricing model and the following assumptions: exercise price of $0.29, expected life of 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 1.87%.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

Employee stock-based compensation costs for the three months ended September 30, 2010 and 2009, was $12,741 and $13,002, respectively, and for the nine months ended September 30, 2010 and 2009, it was $48,393 and $38,114, respectively.  Stock-based compensation is included in selling, general and administrative expense in the accompanying condensed consolidated statements of operations.  As of September 30, 2010, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was approximately $62,000, which is expected to be recognized over a weighted-average vesting period of approximately one year.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on its operating results or financial position.

Currently, the Company is a creditor in a bankruptcy filing from one of its customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which the Company has recorded as a liability in 2009.  The Company is uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that the Company will not have to repay the entire claim and will, ultimately be required to pay a portion to the court.  As such, in the current quarter the Company has reversed $88,000 of the liability.

The Company had sub-leased its facility in Foothill Ranch, CA from an affiliate (as described more fully below) at a monthly rental expense of $11,763, which expired in July 2010 and effectively terminated the sub-lease arrangement. The Company has entered into a new lease with the building’s landlord (an unrelated third party) under the same terms and conditions for a one year period subject to cancellation anytime after six months upon notice to the landlord.

NOTE 11 - RELATED PARTY

The Company purchases and sells certain products and services from a separate corporate entity which is wholly owned by an ESOP. This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). During the three and nine months ended September 30, 2010, the Company purchased products and services for $195,000 and $612,000, respectively, from this affiliate.  During the three and nine months ended September 30, 2009, the Company purchased products and services for $46,000 and $108,000, respectively, from this affiliate. Sales to this affiliate during the three and nine months ended September 30, 2010, were $168,000 and $394,000, respectively.  Sales to this affiliate during the three and nine months ended September 30, 2009, were $114,000 and $428,000, respectively. These sales to the affiliate were at no incremental margin over the Company’s actual cost.  Amounts due to this affiliate included in accounts payable in the accompanying condensed consolidated balance sheets as of September 30, 2010 and 2009, are $194,000 and $0, respectively.  Amounts due from this affiliate included in accounts receivable in the accompanying condensed consolidated balance sheets as of September 30, 2010 and 2009, are $68,000and $817,000 respectively.  Additionally, until July 2010, the Company sub-leased its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763.

The Company has accounts payable to its CEO and its CFO, of $1,030,000 and $580,000 at September 30, 2010 and 2009, respectively.  The outstanding balance had previously accrued interest at 16% per annum.  Beginning in 2010, the Board of Directors approved an increase in the interest rate to 25% per annum. As of September 30, 2010 and 2009, the Company’s accrued interest balance was $0 and $248,000, respectively, on the accounts payable to the CEO and $24,000 and $138,000, respectively, on the accounts payable to the CFO.  As of September 30, 2010 and 2009, the Company’s deferred compensation payable was $4,000 and $146,000 to the CEO and $165,000 and $328,000 to the CFO, respectively.  The balance of the accounts payable consists of purchases of products and services made on behalf of the Company, deferred compensation, unreimbursed company travel expenses and interest on the accounts payable.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12 - INCOME TAXES

The Company has net operating loss carry-forwards available to offset future taxable income of $3.4 million which began to expire in 2026. Based on the application of a more likely than not realization criteria, the Company has not recognized the tax benefit of these in its financial statements in the form of recognized deferred tax assets. Deferred tax assets included in the balance sheets represent estimates of taxes that are recoverable based on carry-back ability and tax provisions or benefits included in the income statements relate to adjustments of deferred tax balances based on the most recent information available including the current year tax return filings.

NOTE 13 – SUBSEQUENT EVENT

On October 20, 2010, the Company signed a merger agreement with Comamtech, Inc., (“Comamtech”) a publicly traded Canadian company.  The Company anticipates that at the date of closing, Comamtech will have approximately $3.5 million in cash and installment receivables of $5.4 million.  The transaction will be accounted for as a reverse acquisition with the purchase price based on the closing price of the Company’s stock at the date prior to the closing of the transaction.  After the merger, the surviving legal entity will be named DecisionPoint Systems, Inc.  The entire management team of the Company will become the management team of the merged company.

Terms of the agreement call for Comamtech to acquire all of the outstanding common shares of the Company at an exchange ratio of 1 Comamtech share for every 8 outstanding common shares held by the Company’s shareholders, for a total issuance of approximately 4.2 million common shares.  Outstanding warrants, options and preferred shares will be converted at the same ratio.  The Company’s current shareholders are expected to retain approximately 71% of the surviving company's outstanding shares on a fully diluted basis. The transaction is intended to be a tax free exchange for  U.S. Federal income tax purposes.

The agreement is subject to shareholder approval by both companies as well as other customary closing conditions and both U.S. and Canadian regulatory approvals. The transaction is expected to close during the fourth quarter of 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●•	Our ability to raise capital when needed and on acceptable terms and conditions;

●•	The intensity of competition;

●•	General economic conditions; and

●•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

OVERVIEW

We are an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks. These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification readers (“RFID”).  As an integral part of the systems that we deploy, we provide professional services, proprietary and third party software and software customization.  We deliver to our customers the ability to make better, faster, and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees and fully integrating them into their back office systems.

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

Over the last several years, we have been repositioning ourselves to focus more on providing higher margin, customer-driven, mobile wireless and RFID solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation from our competitors.

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

In the first quarter of 2010, we received a significant contract to provide an integrated and customized tracking solution for a logistics services company. In addition, we were chosen to design, implement and support an asset tracking system for a rewards program company in the waste management business.  This company has operations in numerous states and employs RFID technology as part of their offering to their end-users.

During the third quarter of 2010, we completed the deployment of over 11,000 devices for a logistics service company that is being managed by our MobileCare mobile device service offering. This contract was awarded during the first quarter of 2010.

Company history

Canusa Capital Corp. was incorporated on December 27, 2006 under the laws of the State of Delaware.  On June 17, 2009, Canusa entered into an Agreement and Plan of Merger among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa, and DecisionPoint Systems Holding, Inc., a California corporation.  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc.  DecisionPoint has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. which was originally incorporated in 1982.  All costs incurred in connection with the Merger have been expensed.  Upon completion of the Merger, the Company adopted DecisionPoint’s business plan.

On June 18, 2009, we completed the Merger.   In accordance with the terms of the Merger, each share of Holding’s common stock that was outstanding immediately prior to the Merger was exchanged for 153.04 shares of our common stock. After the Merger, pursuant to an 8 for 1 stock dividend, each share of common stock was exchanged for eight shares of common stock.  This transaction was treated as a stock split for accounting purposes.

All references to share and per share amounts in this Quarterly Report have been restated to retroactively reflect the number of shares of DecisionPoint Systems, Inc. common stock issued pursuant to the Merger and after the stock split.

Mergers and Acquisitions

We intend to pursue acquisitions of companies, technologies and complementary product lines that we believe will further our strategic objectives.  For the 9 months ending September 30, 2010, we recognized $0.8 million of non-recurring expenses for investment banking, legal and accounting fees related to the review of a potential acquisition that we are no longer pursuing, and other potential financing.

On October 20, 2010, we signed a merger agreement with Comamtech, Inc., (“Comamtech”) a publicly traded Canadian company. We anticipate that at the date of closing, Comamtech will have approximately $3.5 million in cash and installment receivables of $5.4 million. The transaction will be accounted for as a reverse acquisition with the purchase price based on the closing price of the our stock at the date prior to the closing of the transaction. After the merger, the surviving legal entity will be named DecisionPoint Systems, Inc. Our entire management team will become the management team of the merged company.

Terms of the agreement call for Comamtech to acquire all of our outstanding common shares at an exchange ratio of 1 Comamtech share for every 8 outstanding common shares held by our shareholders, for a total issuance of approximately 4.2 million common shares. Outstanding warrants, options and preferred shares will be converted at the same ratio. Our current shareholders are expected to retain approximately 71% of the surviving company's outstanding shares on a fully diluted basis. The transaction is intended to be a tax free exchange for U.S. Federal income tax purposes.

The agreement is subject to shareholder approval by both companies as well as other customary closing conditions and both U.S. and Canadian regulatory approvals. The transaction is expected to close during the fourth quarter of 2010.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three and nine months ended September 30, 2010 as compared to the same periods ended September 30, 2009.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q.

Comparison of the Quarters Ended September 30, 2010 and 2009

Revenues were $16.4 million for the quarter ended September 30, 2010, compared to $11.5 million for the quarter ended September 30, 2009, an increase of $4.9 million or 42.3%. This improvement and the improvement in comparison to the first two quarters of 2010, is due in part from improved product availability from our principal vendor and slightly improving economic conditions, as well as from our continued emphasis on our marketing and sales efforts. We have experienced increases in traditional mobility solutions revenue which has historically generated lower gross margins, and while our field mobility solutions offerings with higher gross margins have continued to grow. In addition, we have identified opportunities in other marketplaces with “cloud computing” and associated professional services as a result of our position with field mobility solutions.

Cost of sales was $13.4 million for the quarter ended September 30, 2010, compared to $9.2 million for the quarter ended September 30, 2009, an increase of $4.3 million or 47.1%.  Our gross profit was $3.0 and $2.4 million for the quarters ended September 30, 2010 and 2009, respectively.  Although the actual dollar amount of gross profit was greater in the current quarter, our realized gross margin has decreased to 18.0% in 2010 from 20.6% in the comparable quarter of 2009.  The decrease in gross margin was primarily due to increased traditional mobility solutions arising from improving economic conditions and product availability.  Although we have seen improvement in product availability in the current quarter in 2010, we expect product availability issues to continue although on a decreasing basis through early 2011.  Lower utilization of our professional services resources as a result of increased traditional solution sales in the quarter has also had a negative impact on our gross margin.  The improving product availability had a bigger impact on our traditional mobility solutions, while product shortages continue to impact our higher margin solutions because limited product availability delayed delivery of our higher margin professional services.

Selling, general and administrative expenses were $2.5 million for the quarter ended September 30, 2010, compared to $2.0 million for the quarter ended September 30, 2009, an increase of $0.5 million or 25.0%.  The increase in the current quarter reflects the on-going costs associated with being a public company for over a year as compared to the initial quarter in 2009.  We incurred $0.3 million of investor relations expense and other non-cash compensation costs for services provided to the Company.  Additionally, the Company has experienced an increase in legal and accounting expenses of approximately $0.2 million in the current period which was partly offset by a reversal of $88,000 of the liability in conjunction with a bankruptcy filing from one of our customers.

Other expenses were $0.6 million for the quarter ended September 30, 2010, compared to $0.3 million for the quarter ended September 30, 2009.  Other expenses for the three months ended September 30, 2010 and 2009, consists primarily of interest expense, related to our line of credit and subordinated debt, which was $0.4 million for the quarter ended September 30, 2010, compared to $0.3 million for the quarter ended September 30, 2009.  The increase in interest expense was the result of the issuance of the $2.5 million of subordinated notes in December 2009.  Other expense increased to $0.1 million from $0 in the same period due to the costs related to a potential acquisition during the current period.

Comparison of the Nine Months Ended September 30, 2010 and 2009

Revenues were $40.8 million for the nine months ended September 30, 2010, compared to $35.2 million for the nine months ended September 30, 2009, an increase of $5.5 million or 15.7%.  This improvement is due in part from improved product availability from our principal vendor and slightly improving economic conditions, as well as from our continued emphasis on our marketing and sales efforts. We experienced increases in traditional mobility solutions revenue which has historically generated lower gross margins, and our field mobility solutions offerings have continued to grow.

Cost of sales was $33.3 million for the nine months ended September 30, 2010, compared to $28.4 million for the nine months ended September 30, 2009, an increase of $4.9 million or 17.3%.  Our gross profit was $7.5 million for the nine months ended September 30, 2010, compared to $6.9 million for the same period ended September 30, 2009, an increase of $0.6 million or 9.3%. Our gross margin has decreased to 18.4% in 2010, from 19.5% in the comparable period of 2009.  The decrease in gross margin was primarily due to increased traditional mobility solutions due to improving economic conditions and product availability. Although we have seen gradual improvement in product availability in the second half of 2010, we expect product availability issues to continue although on a decreasing basis through early 2011. The improvement in product availability had a bigger impact on our traditional mobility solutions, while product shortages continued to impact our higher margin solutions because limited product availability delayed delivery of our higher margin professional services.

Our selling, general and administrative expenses were $7.4 million for the nine months ended September 30, 2010, compared to $6.1 million for the same period ended September 30, 2009, an increase of $1.2 million or 20.3%.  The increase in the current period was due to additional costs associated with being a public company which were not significant in the same period of 2009.  We incurred approximately $0.7 million of investor relations and other non-cash compensation costs for services provided to the Company for the nine months ended September 30, 2010, which was immaterial for the same period of 2009.  Additionally, the Company has experienced a significant increase in legal and accounting expenses of approximately $0.5 million in the current period directly related to being a private company.

Other expenses were $2.2 million for the nine months ended September 30, 2010 compared to $1.0 million for the nine months ended September 30, 2009.  Other expenses for the nine months ended September 30, 2010 and 2009, consists primarily of interest expense related to our line of credit and subordinated debt, which was $1.4 million as compared to $0.8 million, respectively.  The increase in interest expense was the result of the issuance of the $250,000 of subordinated note at the end of September 2009 and the $2.5 million of subordinated notes in December 2009.  Other expense increased by $0.6 million from $0.2 in the same period due to the loss from the change in the fair value of a warrant liability and potential acquisition related costs during the period.  Non-recurring expenses for investment banking, legal and accounting fees related to a review of a potential acquisition that they are no longer pursuing at this time and related financing was $0.8 million for the period ending September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

The recent and on-going financial and credit crisis has reduced credit availability and liquidity for many companies.  Under these difficult circumstances we have succeeded in being able to increase our revenue approximately 16%.  The reduction in our gross margins was primarily due to an unexpected shortage of product availability from certain of our principal vendors in the beginning of the year.  Product availability has improved in the current period and along with improving economic conditions has had the effect of increasing our traditional mobility solutions revenue which has historically generated lower gross margins. We believe that our continued strategic shift to higher margin field mobility solutions with additional software and service revenues along with tighter cost control will sustain us through this challenging period. As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of approximately $0.2 million and $0.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of September 30, 2010, we have negative working capital of $9.5 million and total stockholders’ deficit of $4.4 million. Included in current liabilities is unearned revenue of $6.6 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements. Included in current assets are deferred costs of $4.3 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods. The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

We have an $8.5 million line of credit, which provides for borrowings based upon eligible accounts receivable. Interest accrues at prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability. The amounts outstanding under the line of credit at September 30, 2010 and December 31, 2009, were approximately $4.3 million with interest accruing at 8%, and $2.6 million with interest accruing at 8%, respectively. The line of credit has a tangible net worth financial covenant and other non-financial covenants with which we have been in compliance. Availability under this line of credit was approximately $3.8 million and $4.3 million as of September 30, 2010 and December 31, 2009, respectively.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other potential financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through September 30, 2011. If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the nine months ended September 30, 2010, net cash used in operating activities was $1.3 million, primarily due to a positive net change of non-cash related expenses totaling approximately $1.4 million, a $1.4 million increase in accounts receivable, which was offset by net increase in accrued expenses and accounts payable of $2.1 million and a $1.0 million decrease in unearned revenue.  Net cash provided by financing activities was $1.3 million for the nine months ended September 30, 2010, primarily from the increase in our outstanding line of credit.  The line of credit increase of $1.7 million, was offset by the complete payoff and conversion of the $250,000 subordinated note from June 2009, and the remaining outstanding 2007 Bridge note balance of $85,000.  Additionally, we paid down $229,000 of the holding share liability and $779,000 of subordinated notes from December 2009. Additional funds from investing activities came from certain of our Officers and Directors whom exercised stock options for a total of $611,000 during the third quarter.  The proceeds were used to pay down the related party interest and payable at September 30, 2010.

For the nine months ended September 30, 2009, net cash used in operating activities was $0.5 million, primarily due to the increase in net changes in working capital of $0.6 million and non-cash related expense totaling approximately $0.2 million.  Net cash used in financing activities was $0.4 million for the nine months ended September 30, 2009, primarily due to a net reduction in the amount outstanding debt during the period.  Additionally during this period, $2.8 million of subordinated convertible debt was converted into common shares, we issued $250,000 in a convertible subordinated note, we sold 560 shares of Series A Preferred Stock for $560,000 and $415,000 of the 2007 Bridge note principal was converted into 415 shares of Series A Preferred Stock.

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

Accounts Receivable

We have policies and procedures for reviewing and granting credit to all customer accounts, including:

●	Credit reviews of all new customer accounts,

●	Ongoing credit evaluations of current customers,

●	Credit limits and payment terms based on available credit information,

●	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

●	An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

We reserve for estimated credit losses based upon historical experience and specific customer collection issues. Accounts receivable reserves as of September 30, 2010, were $315,000, or 3.0% of the balance due.  Accounts receivable reserves as of December 31, 2009, were $332,000 or 3.6% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of September 30, 2010.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and may be liable to refund a customer for amounts paid in certain circumstances.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of September 30, 2010.

Employees

As of September 30, 2010, DecisionPoint had a total of 63 full time employees and 1 part time non-union employee.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

Inflation

We do not believe that inflation has had a material impact on our business or operating results during the periods presented.

ITEM 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 15d-15(b), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, they have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings and to ensure that information required to be disclosed in our periodic SEC filings is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure about our internal control over financial reporting.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

From time to time, DecisionPoint may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Currently, the Company is a creditor in a bankruptcy filing from one of its customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim is $182,000 which the Company has recorded as a liability in 2009.  The Company is uncertain of the final resolution of this claim as of the date of this report but based upon counsel’s advice and knowledge of bankruptcy proceedings, it is probable that the Company will not have to repay the entire claim and will, ultimately be required to pay a portion to the court.  As such, in the current quarter the Company has reversed $88,000 of the liability.

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

During April 2010, we issued 375,000 common shares to a vendor in lieu of cash payment for services rendered.  The total value of the shares issued was $150,000 based on the share price of our common stock on the date of the agreements.

During June 2010, we issued 126,125 common shares to two vendors in lieu of cash payment for services rendered.  The total value of the shares issued was $34,560 based on the share price of our common stock on the date of the agreements or the respective vesting period.

During June 2010, we issued 416,667 shares of common stock upon the conversion by the holder of $125,000 of our debt and 134,146 shares of common stock upon the cashless exercise of certain warrants and 215,854 shares issued as an inducement to the holder to exercise the warrant.  The total value of the 215,854 shares issued was $77,707, based on the share price of our common stock on the date of issuance.

During August and September 2010, we issued 2,952,625 shares of common stock upon the exercise of employee stock options.

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

ITEM 3                  DEFAULTS UPON SENIOR SECURITIES

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

DecisionPoint Systems, Inc.

Date: November 2, 2010	By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Date: November 2, 2010	By:	/s/ Donald W. Rowley
Donald W. Rowley, Chief Financial Officer
Principal Financial and Accounting Officer