Form 10-K
period 2010-12-31
DecisionPoint Systems, Inc.
filed 2011-03-16
CIK 1404433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $7,780,000.

The number of shares outstanding of the registrant’s Common Stock, $0.001 par value, was 36,749,286 as of March 15, 2011.

PART I

Forward Looking Statements

Some of the statements contained in this Form 10-K that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition; and
●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS

History

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Company”, DecisionPoint”,  “we”, “our” or “us”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 17, 2009, we entered into an Agreement and Plan of Merger (“Merger Agreement”) among us, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the merger as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DPS Group”).  Prior to the merger, the Canusa Capital Corp. was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of DPS Group from its shareholders in exchange for 20,000,000 shares of the Company’s shares of common stock and assumed all of DPS Group’s obligations under its outstanding stock options and warrants.

DecisionPoint Systems, Inc. has two wholly owned subsidiaries, DPS Group and CMAC, Inc. (“CMAC”).  We acquired CMAC on December 31, 2010. CMAC was founded and incorporated on March 20, 1996.  CMAC is a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.

DPS Group has two wholly owned subsidiaries.  DecisionPoint Systems CA, Inc., formerly known as Creative Concepts Software, Inc. (“CCS”) was founded in 1995 and is a leading provider of Enterprise Mobility Solutions. Enterprise Mobility Solutions are those computer systems that give an enterprise the ability to connect to people, control assets, and transact business from any location by using mobile computers, tablet computers, and smartphones to securely connect the mobile worker to the back office software systems that run the enterprise. Technologies that support Enterprise Mobility Solutions include national wireless carrier networks, Wi-Fi, local area networks, mobile computers, smartphones and tablets, mobile software applications, middleware and device security and management software.  DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) was founded in 1976 and has developed over time a family of powerful enterprise data collection software solutions, products and services.  The combined company is a data collection systems integrator that sells and installs mobile devices, software, and related bar coding equipment, radio frequency identification (“RFID”) systems technology and provides custom solutions and other professional services.

Overview

We deliver to our customers the ability to make better, faster and more accurate business decisions by implementing industry-specific, enterprise wireless and mobile computing systems for their front-line employees, inside and outside of the ‘four-walls’.  It is these systems which provide the information to improve the hundreds of individual business decisions made each day.  The “productivity paradox” is that the information remains locked away in their organization’s enterprise computing system, accessible only when employees are at their desk.  Our solutions solve this productivity issue.  As a result our customers are able to move their business decision points closer to their own customers who in turn, drive their own improved productivity and operational efficiencies.

We accomplish this by providing our customers with everything they need through the process of achieving their enterprise mobility goals, starting with the planning of their systems, to the design and build stage, to the deployment and support stage, and finally to achieving their projected Return On Investment (“ROI”).  Our business designs, sells, installs and services voice and data communications products and systems for private networks and wireless broadband systems for a wide range of enterprise markets, including retail, transportation and logistics, manufacturing, wholesale and distribution, as well as other commercial customers (which, collectively, are referred to as the “commercial enterprise market”).

A graphical view of our business process is presented below:

We deliver a solution that typically consists of a combination of the following:

●	specialized mobile computers
●	a wireless network infrastructure (or the use of a national wireless carrier)
●	specialized mobile application software
●	integration software to our customer’s existing enterprise systems, and
●	a range of professional services needed to make it all ‘work’
●	industry and/or software specific consulting and integration services.

We employ a highly talented and experienced staff of consultants (both in-house and on a contract basis), architects, engineers, and support personnel to guide our customers through this process to success.

During the business cycle our highly experienced professionals will:

●	consult with customers about their business needs
●	design the overall enterprise mobile solution to fit the needs
●	build or acquire the software needed for the solution
●	acquire the wireless and mobile computers needed
●	deliver the services to deploy it all, and
●	support the system after it has been installed.

Bringing mobile computing to the front-line enterprise worker is orders of magnitude more challenging than delivering similar technology to the consumer.  Unlike the individual consumer, a business enterprise has significant performance, reliability and security requirements.  In addition, any system must be integrated with the complex enterprise systems already in place.  Therefore, we must possess the required knowledge and be able to manage a myriad of technical details and nuances to achieve our customer’s desired outcome.

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is Motorola Solutions, Inc. (“Motorola”) for which we consistently are one of the nation’s top Value Added Resellers (“VAR”) and member of their Partner Pinnacle Club program.  We also partner with other top equipment and software suppliers such as Zebra Technologies Corporation (“Zebra”), Datamax - O’Neil (“O’Neil”), a unit of the Dover Corporation, as well as a host of specialized Independent Software Vendors (“ISV”) such as AirVersent, Inc., Antenna Software, GlobalBay Mobile Technologies, Inc., Syclo LLC and Wavelink Corporation.

Major vendors and other top partners have come to depend on the VAR channel in order to grow their own businesses.  This is because they cannot cost-effectively penetrate their target markets alone given the number and variety of ways their product is applied and because of the myriad of complex integration requirements.  They have come to view their role as providing the best-of-breed wireless and mobile computing technology to the market and partner with us to extend their business.  This applies not only to Motorola with wireless and mobile computing technology, but also to other high tech manufacturers who produce printers, labels, RFID and other technology products.

As our markets have grown and have become more sophisticated, we have grown both in size and in the nature and type of services offered.  As our customers come to depend more and more on enterprise wireless and mobile computing to run their businesses, we continue to deliver and expand our services to keep those systems running.  We are actively moving into the areas of enterprise managed services, consulting services and software-as-a-service (“SaaS”) to continue to deliver our value and build ongoing revenue streams for the Company.

We have made several investments in SaaS offerings in response to what we believe will be a fundamental shift in our customers’ buying behavior.  And we are monitoring the results closely.  Customers are fundamentally beginning to realize that they do not have to own the entire end-to-end solution in order to reap its benefits.  In fact, there can be major cost savings for them if they choose instead to receive part of the value of what we have to offer in a SaaS model.  We are a believer in this theory ourselves, as we are an avid salesforce.com customer. Salesforce.com is one of the world’s largest SaaS companies.

Acquisition of CMAC

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for enterprises.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition is intended to broaden our professional services and software integration. Our combined teams will work together to complement each other’s strengths.  The acquisition of CMAC also expands our data base of professional services contractors who are available on an as needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.

CMAC is committed to improving its clients’ competitive position by developing operational excellence strategies and implementing best-in-class supply chain planning, execution and automated technology solutions.  Its focus is on providing integration and implementation services for customer supply chain management applications ranging from Warehouse Management Systems (“WMS”), Enterprise Resource Planning (“ERP”), to Transportation Management Systems (“TMS”) as well as others.  CMAC provides highly skilled resources to manage or augment customer project teams during the design, development and/or deployment stages.

CMAC’s professional services can be summarized as follows:

For over 15 years, CMAC’s experienced team has provided cost effective solutions to organizations in various industries and has evolved into a proven market leader. CMAC has standardized processes and procedures that allow for rapid deployment of integration and implementation solutions. This methodology is designed for success and will aid us in managing our customer deployments from the software selection process through the implementation and launch support phases.  Together our combined team aims to provide our clients with highly experienced and affordable professionals using proven methodologies designed to achieve a quicker value realization.

CMAC has a Technology Center, located in Alpharetta, GA that will provide our partners and customers with an avenue to perform software solution demos and evaluations, end user training, conference room pilots, hardware and software validation, and device management services.  In addition, the Technology Center is equipped with all of the latest wireless network technologies to perform real-time testing and validation of network functionality and infrastructure.

Marketplace

Industry

Over the past five years, the Enterprise Mobile Computing industry has standardized several key technologies.  This standardization has enabled the market to grow.  Examples of this include the WindowsMobile, Android, RIM and iPhone operating system for mobile devices, 802.11 a/b/g “Wi-Fi” wireless local area networks, and robust nationwide wireless carrier data networks such as AT&T and T-Mobile (HSDPA technology), and Verizon and Sprint (EVDO technology).

This standardization has allowed mobile computing manufacturers to build product to these widely adopted standards, creating the opportunity to automate workers using these standards.  These developments have created many opportunities for us to build enterprise wireless and mobile computing solutions for our customers’ needs.

Determining which enterprise wireless and mobile solutions we deliver to our customers highly depends on several key factors including the customer’s industry.  It requires that we possess domain expertise in our customers’ industries.  It also requires business application software expertise, general industry and software specific knowledge and mobile computing and wireless networking technical acumen.

The customer’s industry is very important because unlike generic wireless business applications such as email, the applications that we provide involve business processes which are very specific to a vertical market.  An example is Proof-of-Delivery (“POD”).  In order for a POD application to deliver value it must not only be tailored to a specific industry such as couriers, but it must also be tailored to each specific courier company depending on how they run their business process.

The key to delivering customer solutions profitably is for us to know where standardized system hardware and software components will deliver the required result and where they cannot and therefore, more custom components need to be utilized.  This capability comes from our years of experience, our talented professionals and our highly developed ecosystem of partners.

We provide a complete line of consulting, deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

Current Market Environment

Over the last several years, we have been repositioning ourselves to focus more on providing higher margin consulting services along with customer-driven, mobile wireless and RFID solutions rather than providing simply hardware and customized software as a reseller.  This is the key to increasing our profitability and is also a major point of differentiation.  The acquisition of CMAC is expected to be instrumental in this repositioning. Small resellers and large catalog resellers simply do not want to, or cannot, provide the types of custom, hands-on services needed to make these systems a success.  Our major ecosystem partners, such as Motorola, recognize this and have come to depend more and more on us to deliver the business value that their products enable.

By referring more end-user demand to DecisionPoint, manufacturers can leverage our personnel and skills to provide customers with enhanced personal service.  With deep expertise about specific customers’ operations and industry, resellers are very effective in promoting sales of key vendor’s products.  Today, a majority of Motorola’s sales of mobile computers are through the sales channel in which we participate.

We benefit from other advantages by participating in this sales channel.  The industry leaders have established program rewards, such as favorable pricing structure incentives, for those top-tier VARs, such as DecisionPoint, who invest in their programs and technologies.  As a result, we train our personnel, which differentiate us from other potential competitors who may not have the same training as our personnel.

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

Our strategy in our target market is to enable our customers to focus on their missions, not the technology.  This is accomplished by providing mission-critical systems, seamless connectivity through highly reliable voice and data networks and a suite of advanced and/or custom applications that provide real-time information to end users.

DecisionPoint Target Market(s)

The markets for enterprise wireless and mobile computing are very fragmented while also being extremely complex in nature.  But generally they can be characterized by the following attributes:

1.	Vertical market industries which require specific domain expertise.
2.	Industries which track goods or deliver a service in the field (or both).
3.	Industries which have a significant group of mobile workers, whether they operate primarily in one place or in the field.
4.	Manufacturing operations where there’s real-time interaction between the shop floor employees and the management decision makers.
5.	Manufacturing and assembly operations that are moving more and more to a Just-in-Time (“JIT”) operation where accurate data is critical.

In the commercial enterprise market, our approach is to deliver products and services that are designed to empower the mobile workforce to increase productivity, drive cost effectiveness and promote faster execution of critical business processes.

Vertical Markets

The attractiveness of any vertical market depends directly on the size and nature of the problems which that market faces that can be addressed by enterprise wireless and mobile computing.  Historically, retail, warehousing, and manufacturing were the largest industries.  Each typically had large amounts of goods in constant motion which needed to be tracked.  In addition, each had a workforce which primarily operated in one place (i.e. a retail store, a distribution center or a factory).

Although these markets are still attractive for us and comprise a significant portion of our business, new markets are emerging which hold as great or even greater promise than our historical markets.

Transportation, logistics and field services such as repair and maintenance, delivery and inspections are now emerging as great new markets.  This is primarily due to the arrival of robust, national wireless carrier networks that can reach a field-based mobile worker almost anywhere they are.  The general term for this new group of markets is referred to as “Field Mobility”.  Although it cuts across multiple industries and business applications, it has one common characteristic: goods are tracked or services are being performed by field-based workforces, not workers operating in a single location under one roof.

Our Field Mobility Practice

We believe that the growth of Field Mobility based markets will be so significant over the next several years, that we have created a dedicated specialty business practice to focus on it.  This practice was established in 2008, with the express purpose of replicating our historical success with a new set of customers and challenges together with a new ecosystem of partners which includes the four major wireless carriers of AT&T, Sprint, T-Mobile and Verizon.  The carriers not only bring potential new opportunities but also have attractive programs which allow us to earn additional revenue from them when we facilitate service of mobile computers and devices on their networks.

We are not alone in our expectations of growth for Field Mobility.  Motorola, and more specifically, the newly split entity, Motorola Solutions, has demonstrated through its strong on-going support, that it’s also counting on significant growth as well.  They believe that as wireless carrier networks become ubiquitous, it will increase their market opportunity to put greater numbers of mobile computers into the hands of entire groups of field-based workers who may have never had a mobile computer before.

Products and Services

Mobile Applications

We deploy mobile applications for a wide variety of business processes, depending on the industry.  Below is a brief overview of some of those applications by industry:

Retail Store: Stock locator, shelf price marking, markdowns, inventory control, physical inventory, merchandising, customer service and mobile point-of-sale (“POS”).

Warehousing and Distribution: Order shipping, order picking and packing, stock move and replenishments, product receipt and putaway, labeling, physical inventory and cycle counts.

Manufacturing: Production count, work-in-process tracking, raw material consumption, Just-in-Time manufacturing requirements, quality control and assurance, lot/batch/serial number control and scrap reporting.

Transportation and Logistics: Proof-of-delivery, turn-by-turn directions, route optimization, cross-docking, returns and driver logging.

Field Mobility: Field service and repair, enterprise asset management, inspection, preventative maintenance, surveys, rounds and readings.

Software

Unlike the market for standardized business software such as email or accounting, the market for enterprise mobile software is more customized.  One size does not fit all.  Software for enterprise mobile systems must support the specialized business processes in an industry-specific and sometimes customer-specific way.  For this reason, we utilize several avenues to provide the mobile software solutions to meet our customers’ needs depending on their situation and requirements.

●
Software sourced from specialized ISV’s.  The software produced by key ISVs is designed to fit a need in a particular vertical market and application.  Even still, it must be tailored to meet the needs of each customer.  Depending on the situation, this tailoring is done by us or by the ISV themselves under contract to us.  We have built a network of ISVs in its ecosystem specializing in Field Mobility applications for this purpose.

●
CASE Tools/Pathfinder™ is our own application development platform.  Developed over the past 20 years, it is a stable and capable software platform for many typical application uses but generally not for Field Mobility applications.

●
Custom software created in-house using standardized programming tools like Microsoft.NET® framework and Java™.   These are used by customer demand or when there is simply no other “off-the-shelf” way to meet the customer’s requirements.

We have multiple software options available which gives us the ability to meet the customer’s total need at the best value to them.  We intentionally have made a point not to be “married” to any single vendor, product offering and/or solution in order to be focused on the customer’s ultimate needs.

Professional Services

Our professional services offerings fall into one of three categories: business consulting, technical consulting and technical development.  Business consulting is where we engage with our customer to help them understand the potential ROI of implementing mobile computing, or supply chain services as examples, for a particular business process.  Technical consulting services help determine the technology to be used and how it is to be implemented.  We utilize our proven evaluation techniques, tools, and experience to recommend the optimal technology solution that provides organizational, operational and system improvements to our customers.  We take advantage of our database and assessment methodology to quickly identify viable solutions for client operations.  Once the solution is identified and selected, we apply our proven fast track “3D” (Define, Design, Deliver) implementation methodology to insure project success.  Technical development includes actual software programming and configuration of the mobile computing, WMS and TMS application solutions as well as interface software needed to connect to our customer’s existing back-office systems.

The Company’s full suite of professional services allow for many “areas of engagement” with our customer base.  We can initiate and engage on an opportunity in several areas of the project lifecycle.  The professional services listed below allow us to provide value to organizations regardless of where the customer is in their project evaluation/implementation or rollout:

• Engineering & Material Handling	• Middleware Applications
• Facility Automation	• Site Surveys & Installation
• Supply Chain Strategy	• Change Management
• Six Sigma & Lean Six Sigma	• Resource Augmentation
• WMS/3PL Selection & Support	• Temp-to-Perm
• Call Center Outsourcing	• Contract-to-Hire
• Project Management	• Direct Hire
• WMS/ERP Implementation	• Team Services
• Transportation Management	• Work Flow Management

Supply Chain Services

Supply Chain services including Pre-Contract, Pre Go-Live and Post Go-Live solutions.  Our project team will engage and manage the project from end-to-end, allowing the customer resources to stay focused on their tasks. Many of the services that we provide are listed below:

Pre-Contract	Pre Go-Live	Post Go-Live
Project Management	CRP Execution	Post implementation audit
Solution Design	Training Documents	System re-configuration
Application Study	Job Aid Development	Custom report design and development
CRP Script Development	Training Execution	EDI Interface design and development
CRP Configuration & Setup	Software Configuration	Issues documentation and management
Current State Design	Technical Support	Training and certification
Future State Design	System Interface Development/Programming	Satisfaction surveys/ process improvement
Mobility Readiness Evaluation	Implementation Support	Enhancement management/ implementation
ROI Targets/Worksheet	Modification Specification & Design	Multi-site rollout
Proof of Concept Design	Testing	Service Level Agreement
Host application requirements	Vendor Management	ROI Analysis
Device application requirements	Custom Reports	Ongoing Support

CMAC, along with one of our ISV Partners, offers Near-Shoring services for application development and host application programming.  Our partnership allows us to offer extremely competitive resource rates for application development, scripting, code design, and custom application development.  This area has significant growth potential as more companies are looking to move application development closer to their operations where the time zones and language barriers are not an issue.  We also have Tier 3 WMS ISV partners for traditional WMS turnkey solutions as well as SaaS inventory management hosted solutions.

Rollout, Support and Management Services

These services involve installing a solution into the customer’s computer systems infrastructure (“implementation”) and then replicating that implementation out to all their operating locations (“rollout”).  The rollout is critical because unless the mobile computing solution is rolled out across all operating locations, the desired ROI will most likely be limited.

We offer a wide range of services in this category.  They include everything from assembling kits of everything needed for the system on a per location basis (“kitting”) to providing logistical services for rollout (“staging”), to advanced exchange services for broken units in the field, to help desk support and to a self-service portal where a customer can check the status of a service case or equipment repair.

For Field Mobility projects, carrier activation is a key service.  Activation is where we actually activate mobile computers and/or devices to run on the carrier networks.  Not only is this a key service to complete projects, but it is also a source of revenue for us from the carriers when we activate mobile computers and/or devices to operate on the carrier networks.

In addition, we offer staff augmentation services to customers that allow for shorter term projects or implementations, workflow management teams for cyclical business customers, as well as contract-to-hire resources that engage on supply chain projects and can convert to a permanent position at the customer location, which helps significantly with the knowledge transfer as well as capital knowledge base.  Contract-to-hire solutions have proven beneficial for customers to overcome workforce issues during hiring freezes by allowing them to deploy solutions and then convert resources to full-time status upon expiration of the hiring freeze.

Finally, we are adding offerings in the managed services and SaaS categories.  Increasingly, customers want to outsource various aspects of operating and maintaining their enterprise mobile systems.  We are providing various service offerings to remotely manage customers’ mobile computers and wireless networks as well as offer mobile software on a SaaS subscription basis.

Hardware

Our hardware reseller sales strategy is designed to avoid competing for hardware sales based solely on low cost provider status.  Throughout the sales cycle, we are diligent to point out to a customer that hardware is only one component of the complete solution they are looking for.  By bundling the software and services, mentioned above together with the hardware, we position ourselves as the value-added solution provider.  This positioning differentiates us from the low-price, ‘discount’ hardware resellers who do not have this capability.

We offer the following types of enterprise wireless and mobile computing hardware on a cost competitive basis:

•	Handheld and vehicle-mounted, ruggedized mobile computers
•	802.11 a/b/g wireless LAN (“Wi-Fi”) infrastructure
•	Mesh networking wireless infrastructure, such as the Motorola Canopy product line
•	RFID tag readers and related infrastructure
•	GPS receivers
•	Two-way radios
•	Handheld bar code scanners
•	Bar code label and RFID tag printers and encoders
•	Ruggedized laptops for industrial environments

Consumables

We have extensive expertise in bar code and RFID consumables solutions.  We offer a full line of high quality labels, RFID tags, and printer ribbons to meet the demands of every printing system.  We select the right components from a wide range of products on the market from both independent and original equipment manufacturers of printers and RFID printers/encoders.  Matching media to the unique application is what makes the system work.  In addition, consumables are essentially a recurring revenue stream once a customer has their system up and running.

Sales and Marketing

Customer Base

Our historical success has largely followed the broad adoption of enterprise wireless and mobile computing technology industry by industry.  As mentioned above, this adoption pattern started with retail stores and moved backward through the retail supply chain into distribution and then manufacturing.  It also spread horizontally from the retail supply chain into the supply chain of industrial goods as well.  Our roots of DecisionPoint go back to the mid 1970’s, our customer base mirrors this fact as well.  Our products and services are sold nationwide to a diverse set of customers such as retail, utility, transportation and logistics, manufacturing, wholesale and distribution and other commercial customers.

A cross-section of our customers includes:

•
Retailers in various categories and sizes, including “Tier-1” companies such as J. Crew Group, Inc., Liz Claiborne, Inc., PETCO Animal Supplies, Inc., Nike, Inc., Nordstrom, Inc., and Grocery Outlet (Canned Foods, Inc.).

•
Manufacturing companies such as Dade Behring (Division of Siemens), Mercedes Benz US International, Inc., BMW Manufacturing Company, KIA Motors Manufacturing Georgia, Inc., Sargent Manufacturing Co. (Division of ASSA Abloy),  BASF Corp, Sanmina-SCI Corp, Orica USA, Inc., Timken Corp., Swiss Army Brands, Smith & Wesson and pharmaceutical companies such as Pfizer, Inc., and Celgene Corp.

•
Transportation, warehousing and distribution, including logistics companies such as Golden State Overnight Delivery Service, Inc., Ryder System, Inc., Exel, DHL Global Mail, Inc., SAIA, Inc. and Frontier Logistics LP.

Now that the Field Mobility marketplace is starting to grow significantly, we are working with customers such as Wackenhut Corp., for security services for their patrol officers, Scientific Games Corp., for their field service technicians, and Mobile Mini, Inc., a provider of mobile temporary storage facilities.

Go-To-Market Model

We aim to deliver the ‘whole solution’ to a customer, from solution design through support.  Our objective is to target markets that will permit the delivery of as many of these products and services as possible, so as to maximize the profit opportunity while minimizing the costs of sale and delivery.

Thus, we seek to classify the type of end-user that it targets in order to quickly and cost-effectively put the right amount of resources on each sales opportunity.  The three main end-user classifications are:
•
Full Solution Customer - This is a customer that wants us to provide not only the entire solution from initial consultation and design, but also the ongoing support of the system.  Such an end-user views the entire system as critical to its business and wants to outsource it to industry professionals.     This is the ideal customer for us, one that understands and values the cost effectiveness of the entire solution and ongoing support of the system.

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

Sales and Sales Support

We support our go-to-market model using field-based teams of seasoned account executives with both pre- and post- sale systems architects who are experienced in all areas of enterprise mobile computing.  Their focus is to develop customers’ enterprise wireless and mobile computing requirements in order to develop solutions for them and ultimately close business for our product and service set that fulfills those requirements.

We fulfill the need for application software both in-house and through ISVs depending on specific customer need. ISVs like this model because they are generally looking for sales, marketing and integration partners like us to expand their own reach.

We currently employ 67 people in our marketing, sales and professional services operation.  We have 4 marketing people and 22 sales people, all of whom are qualified in system technology design, installation and integration.  They receive substantial technical support and assistance from 28 systems engineers and technicians and 6 software engineers.  Supporting the sales effort are 7 sales administrators, who are responsible for the detailed order entry and for the inputting of the related data into our accounting system.

Additionally we have access to an in-house database along with several thousand contractors and resumes.

Geographically, the sales team is spread throughout the United States and can handle projects on a national and international basis from its East and West coast facilities.  When a situation dictates, we may utilize independent contractors.

Sales System Support: salesforce.com

We make extensive use of the salesforce.com customer relationship management (“CRM”) system to support our sales and marketing operations.  All business processes from demand creation through closing orders are tracked using salesforce.com.  This includes the following business processes: marketing campaign management, lead generation, sales opportunity and pipeline management, sales forecasting, sales territory and account management, and strategic account planning.

In addition, all professional services projects and time are tracked using salesforce.com.  These tools allow us to get a better understanding of project profitability which helps us manage our key project resources.

Marketing Activities

We address our target markets through a combination of our own marketing activities, relationship selling and vendor-supplied leads.  The common aim is to establish our credibility in the space, and then definitively demonstrate to the potential customer that we can tailor solutions to that customer’s needs.

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

Vendor-supplied leads play a part in our success as well, in that vendors see it to their advantage to funnel sales opportunities to us thereby minimizing their selling costs.  They are also willing to spend a sizeable portion of their discretionary marketing development budget for demand generation activities.

Our investment in our Field Mobility practice is paying off in the form of wireless carrier sales.  We established key wireless carrier relationships in 2008, and are now seeing the fruit of our labor.  The carriers in many areas of the country have DecisionPoint as ‘top-of-mind’ when it comes to bringing specialized mobile applications to their existing customers.

In early 2009, we added an internal sales development function.  Currently staffed by a seasoned industry veteran, this function is to continually cull all sources of leads and nurture them to the qualification stage where it makes economic sense for one of our account executives to get involved.

Realizing that statistics show that the vast majority of B2B activity today starts with an Internet search, we have invested in some forward-thinking tools and technologies to help meet our future customers there.  In 2009, we performed a major revamp of our website, www.decisionpt.com, and we also now pilot online, closed-loop demand generation technologies and programs in order to productively increase the sales pipeline.  This includes email marketing with closed-loop feedback as well as email campaigns that track recipient behavior after their receipt in real time.  This allows us to convert them into active prospects at the exact time they are investigating solutions for their particular problem.

Competition

The business in which we operate is highly competitive.  Continued evolution in the industry, as well as technological migration, is opening up the market to increased competition.  Other key competitive factors include: technology offered; price; availability of financing; product and system performance; product features, quality, availability and warranty; the quality and availability of service; company reputation; relationship with key customers and time-to-market.  We believe we are uniquely positioned in the industry due to our strong customer and vendor relationships, our consultative and technological leadership and capabilities and our comprehensive range of offerings.

We compete with other VAR’s and System Integrators/engineering organizations (“SI’s”) in system design, integration and maintenance arenas.  However, as a Tier-1 reseller for major equipment vendors including Motorola and Zebra, we encounter fewer than ten competitive Tier-1 VARs and SIs representing these manufacturers in the marketplace.

We typically win business from such competitors based on our turnkey software engineering skills and one-stop-shop technical capabilities.  Recognizing us as a significant VAR within its universe of Tier-1 partners, Motorola has granted us variable pricing applicable to specific major customers.  These price discounts give us an edge in the marketplace through greater margin flexibility.  As a result, we do not typically lose contracts due to price sensitivity.

Large system integrators are seeking to move further into the segment in which we compete.  Competitors in this segment, including us, may also serve as subcontractors to large system integrators and are selected based on a number of competitive factors and customer requirements.  Where favorable to us, we may partner with other system integrators to make available our portfolio of advanced mission-critical services, applications and devices.

We have identified the following eleven (11) companies as primary competitors in the VAR and SI spaces:

•
Agilysys, Inc. (Nasdaq: AGYS) - Formerly known as Pioneer Standard Electronics, Agilysys is a publicly traded NASDAQ company and is a distributor of enterprise computer system solutions with $640 million in revenue.  One of their divisions provides services similar to those offered by us.

•
International Business Machines Corp. (NYSE: IBM) – Although significantly larger than us, IBM seeks to deliver the same type of value proposition to the market.  Their level of success varies.  As with any very large organization, enterprise wireless and mobile computing are just one of a large set of competencies and services they advertise to the marketplace.

·	Accenture plc (NYSE: ACN) – Accenture is a global management consulting, technology consulting and technology outsourcing company. Their global headquarters are in Dublin, Ireland. It is the largest consulting firm in the world, as well as being a global player within the technology consulting industry. Accenture is a Fortune Global 500 company. As of January 2011, they had more than 214,000 employees in more than 200 locations in over 120 countries. Accenture's current clients include 96 of the Fortune Global 100 and more than three quarters of the Fortune Global 500.

•
Sedlak Management Consultants – Sedlak is a supply chain consulting firm specializing in distribution consulting.  They are a privately-held Cleveland, Ohio based company, and have been in business for over 50 years.

•
Peak Technologies, Inc. – Maryland based Peak is an integrator of Automated Identification and Data Collection (“AIDC”) equipment including wireless RF, network and ERP integration solutions, enterprise printing, bar code scanning, mobile computing, and terminal and software technologies.  Peak was originally built up by current DecisionPoint executives, CEO Nicholas Toms and CFO Donald Rowley, who then sold the company to Moore Corporation (now RR Donnelley) in 1997.  RR Donnelley, as part of its strategy to focus on commercial printing, sold Peak to Platinum Equities in December 2005.  Peak sales for 2005 were about $240 million but, after the disposal of certain business units during 2006, are estimated to be somewhat in excess of $100 million, currently.

•
Catalyst International, Inc. - Catalyst is a supplier of supply chain solutions on multiple technology platforms.  It is a certified SAP Services Provider, including wireless enabling of SAP applications.  Catalyst claims 12,000 customers in 20 countries including Boeing, Abbott Laboratories and Sony Corporation. Catalyst is wholly owned by CDC Corporation (Nasdaq: CHINA), a NASDAQ traded company.

•
Stratix, Inc. - Georgia-based Stratix is a substantial competitor of DecisionPoint, especially in the South Eastern part of the U.S.  Stratix had estimated revenues of $100 million in 2010 which are primarily from large, nationally based Tier-1 customers.  Their customer base is well balanced around retailers, distributors, major commercial airlines and general manufacturers.

•
Miles Technologies Inc. - Headquartered in Lake Zurich, IL, Miles is a service oriented reseller of bar code printers, wireless data collection devices, RFID and consumables.  Miles is considered to be a niche player in the upper Midwest.

•
Acsis, Inc. - Acsis is a SAP-certified global enterprise software company that automates supply chain operations with a platform, Data-Link Enterprise, which interfaces with multiple types of equipment on the manufacturing/distribution floor, such as barcode and RFID readers.  Acsis was now part of Safeguard Scientifics, Inc. (NYSE: SFE), a NYSE traded company.  In 2008 they were acquired by Saints Capital.

•
InfoLogix, Inc. – InfoLogix is a NASDAQ traded company and a supplier of enterprise mobility solutions that is primarily focused on the hospital systems marketplace.  During 2010, they were acquired by the Stanley Tool Works Company.

•
Barcoding, Inc. – Barcoding helps organizations streamline their operations with automatic identification and data collection systems (AIDC).  Clients include manufacturing, distribution, healthcare and warehousing enterprises, as well as state, local and federal agencies.  Based in Baltimore, Maryland, they have eleven regional offices throughout North America, as well as representation in Europe and Australia.

•
Other Competitors in the U.S. - Certain ‘catalog and online’ AIDC equipment resellers offer end-users deeply discounted, commodity oriented products; however, they typically offer limited or no maintenance support beyond the manufacturer’s warranty (which generally results in slower repair turnaround time).  More importantly, as end users have become increasingly dependent on VARs and SIs to provide platform design, integration and maintenance, end users typically do not place major purchase orders with such resellers.

Employees

As of December 2010, we have a total of 82 full time and 2 part time employees.  We have not experienced any work disruptions or stoppages and it considers relations with its employees to be good.

ITEM 1A.    RISK FACTORS

Our limited operating history as a public company makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

Although our management team has been engaged in software development for an extended period of time and we began the operations of our current business in December 2003, we have only been operating as a public company with our current operations since June 2009.  We have a limited operating history in our current combined form, which makes it difficult to evaluate our business on the basis of historical operations.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Reliance on our historical results may not be representative of the results we will achieve.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, product costs or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we could be less profitable or incur losses, which may result in a decline in our stock price.

The RFID industry is characterized by rapid technological change, and our success depends upon the frequent enhancement of existing products and timely introduction of new products that meet our customers’ needs.

Customer requirements for RFID products are rapidly evolving and technological changes in our industry occur rapidly.  To keep up with new customer requirements and distinguish us from our competitors, we must frequently introduce new products and enhancements of existing products. Enhancing existing products and developing new products is a complex and uncertain process.  It often requires significant investments in research and development (“R&D”). We may not have adequate resources to invest in R&D that will keep pace with technological changes in our industry.  Even if we made adequate investments in R&D, they may not result in products attractive or acceptable to our customers.  Furthermore, we may not be able to launch new or improved products before our competition launches comparable products.  Any of these factors could cause our business or financial results to suffer.

Our recent acquisition of CMAC Inc., and other future business combinations and acquisition transactions may not succeed in generating the intended benefits and may, therefore, adversely affect shareholder value or our financial results.  Integration of new businesses or technologies into our business may have any of the following adverse effects:

●	We may have difficulty transitioning customers and other business relationships.
●	We may have problems unifying management following a transaction.
●	We may lose key employees from our existing or acquired businesses.
●	We may experience intensified competition from other companies seeking to expand sales and market share during the integration period.
●	Our management’s attention may be diverted to the assimilation of the technology and personnel of acquired businesses or new product or service lines.
●	We may experience difficulties in coordinating geographically disparate organizations and corporate cultures and integrating management personnel with different business backgrounds.

The inability of our management to successfully integrate acquired businesses, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition.

Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations or liquidity, or on our stock price.

To complete acquisitions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity.  We are required to record certain financing and acquisition-related costs and other items as current period expenses, which would have the effect of reducing our reported earnings in the period in which an acquisition is consummated.  These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transactions and have a material adverse impact on our stock price, revenues, revenue growth, balance sheet, results of operations and liquidity.

We expect that we will need to raise additional funds, and these funds may not be available when we need them or the additional funds may not be obtained on favorable terms.

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

The wireless mobile solutions marketplace, while highly fragmented, is very competitive and many of our competitors are more established and have greater resources.  We expect that competition will intensify in the future. Some of these competitors also have greater market presence, marketing capabilities, technological and personnel resources than our company.  As compared with our company therefore, such competitors may:

-	develop and expand their infrastructure and service/product offerings more efficiently or more quickly
-	adapt more swiftly to new or emerging technologies and changes in client requirements
-	take advantage of acquisition and other opportunities more effectively
-	devote greater resources to the marketing and sale of their products and services
-	leverage more effectively existing relationships with customers and strategic partners or exploit better recognized brand names to market and sell their services.

These current and prospective competitors include:

-	other wireless mobile solutions companies such as International Business Machines, Accenture, Sedlak, Peak Technologies, Agilysys, Acsis, Stratix, InfoLogix and Catalyst International
-	in certain areas our existing hardware suppliers, in particular Motorola but also Intermec, Zebra and others
-	the in-house IT departments of many of our customers.

A significant portion of our revenue is dependent upon a small number of customers and the loss of any one of these customers would negatively impact our revenues and our results of operations.

We derived approximately 26% of our revenues from our two largest customers in 2010.  We derived approximately 25% of our revenues from two customers in 2009.  Customer mix shifts significantly from year to year, but a concentration of the business with a few large customers is typical in any given year.  A decline in our revenues could occur if a customer which has been a significant factor in one financial reporting period gives us significantly less business in the following period.

Growth of and changes in our revenues and profits depend on the customer, product and geographic mix of our sales.  Fluctuations in our sales mix could have an adverse impact on or increase the volatility of our revenues, gross margins and profits.

Sales of our products to large enterprises tend to have lower prices and gross margins than sales to smaller firms.  In addition, our gross margins vary depending on the product or service made.  Growth in our revenues and gross margins therefore depends on the customer, product and geographic mix of our sales.  If we are unable to execute a sales strategy that results in a favorable sales mix, our revenues, gross margins and earnings may decline.  Further, changes in the mix of our sales from quarter-to-quarter or year-to-year may make our revenues, gross margins and earnings more volatile and difficult to predict.

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

Use of third-party suppliers and service providers could adversely affect our product quality, delivery schedules or customer satisfaction, any of which could have an adverse effect on our financial results.

We rely heavily on a number of privileged vendor relationships as a Tier-1, VAR and for the Motorola Solutions Partner Pinnacle Club program, a manufacturer of bar code scanners and portable data terminals; as an Honors Solutions Provider for Intermec, a manufacturer of bar code scanners and terminals; as a Premier Partner with Zebra, a printer manufacturer, and O’Neil, the leading provider of ‘ruggedized’ handheld mobile printers.  The loss of VAR status with any of these manufacturers could have a substantial adverse effect on our business.

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

If we do not generate sufficient future taxable income, we may be required to recognize additional deferred tax asset valuation allowances.

The value of our deferred tax assets depends, in part, on our ability to use them to offset taxable income in future years.  If we are unable to generate sufficient future taxable income or if there are significant changes in tax laws or the tax rates or the period within which the underlying temporary differences become taxable or deductible, we could be required to increase our valuation allowance against our deferred tax assets.  Such an increase would result in an increase in our effective tax rate and have a negative impact on our operating results. If our estimated future taxable income is increased, the valuation allowances for deferred tax assets may be reduced.  These changes may also contribute to the volatility of our financial results.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  The payment of dividends on our common stock would depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

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

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall.  These sales also may make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  Stockholders who have been issued shares in the Acquisition will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

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

Our corporate headquarters and sales operations, including sales administration, software development, depot operation and our financial management of DecisionPoint, are located in Foothill Ranch, California where we lease 7,500 square feet of office space.  The lease expires in July 2011.  In Parsippany, New Jersey we lease 3,600 square feet of commercial office space as an ancillary administration office which expires in June 2011.  In addition, we lease 3,000 square feet of office space in Shelton, Connecticut for our east coast sales operations including sales administration and software development which expires in April 2015, and an additional 4,000 square feet in Essex, New Jersey for our east coast depot operation which expires in June 2011.

We have an administrative office located in Alpharetta, Georgia where we lease 4,330 square feet for general office purpose.  The lease expires in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for our technology lab function which expires in November 2011.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

During 2009 and 2010, we were a creditor in a bankruptcy filing from one of our customers which revolved around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The bankruptcy was settled during 2010, and as a result, we were obligated to return $15,000 to our customer, which we accrued for in 2009.

ITEM 4.	(Removed and Reserved).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is currently quoted on the Over-The-Counter Bulletin Board under the symbol “DNPI”.  Until June 30, 2009, our stock was quoted on the Over-The-Counter Bulletin Board under the symbol “CUSA”.  There was no trading in our stock through June 30, 2009.  On March 15, 2011, the last trade of our stock was at the price of $0.43 per share.

	High	Low

First Quarter 2009	$N/A	$N/A
Second Quarter 2009	N/A	N/A
Third Quarter 2009	1.25	0.36
Fourth Quarter 2009	0.60	0.20

First Quarter 2010	0.50	0.25
Second Quarter 2010	0.58	0.28
Third Quarter 2010	0.50	0.23
Fourth Quarter 2010	0.45	0.23

Number of Stockholders

As of March 15, 2011, there were approximately 100 holders of record of our common stock.

Dividend Policy

Common Stock – The holders of our common stock are entitled to receive dividends if and when declared by our Board of Directors out of funds legally available for distribution.  Any such dividends may be paid in cash, property or shares of our common stock.

Preferred Stock - The holders of the Series A and Series B Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Series A and B Preferred Stock from the date of its issue.

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

Securities Authorized for Issuance under Equity Compensation Plans

In January 2004, we established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DPS Group and was assumed by us on June 18, 2009, in connection with the Merger.  The 2004 Plan authorizes 6,592,976 shares of common stock for issuance.  Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

In June 2009, we established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to our success.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of options, stock awards and restricted stock purchase offers.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  There were no options granted under the 2009 Plan as of December 31, 2010.

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

Provided below is information regarding our equity compensation plans under which our equity securities are authorized for issuance as of December 31, 2010, subject to our available authorized shares.

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	3,336,121	$0.24	1,255,257
Equity compensation plans not approved by security holders	-	-	-
Total	3,336,121	$0.24	1,255,257

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We design, implement, and support mobile computing and wireless systems for our customers which they use to deliver improved productivity and better customer service to their customers.  We provide value to our customers by giving them the capability to make better, faster, and more accurate business decisions.  It is these mobile computing and wireless systems that empower people with the information to improve the hundreds of individual business decisions they make each day.

We are able to provide our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our people.  The range of our offerings include the consulting and design services, technical and programming services, mobile computing and wireless and RFID hardware, software, and support services to carry it out.

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

Business Combination

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for the enterprise.  The purchase price of $3,150,000 consisted of $2,205,000 in cash and 3,269,896 unregistered shares of our common stock, valued at $945,000.  The value of the shares was based on the average daily closing price per share of our common stock for the ten consecutive trading days ending on December 29, 2010.  The CMAC acquisition will enable us to increase our professional services and software revenue by enhancing our ability to deliver operational and technical supply chain solutions.  We anticipate that CMAC will improve our overall gross margin through its professional services revenue, as well as provide us with additional resources to grow our current professional services revenue through its experienced staff of in-house consultants and data base of contract professional services consultants.

The operating results of CMAC will be included in our results of operations beginning January 1, 2011.

Pro forma Disclosure of Financial Information

The following table summarizes our unaudited consolidated results of operations as if the CMAC acquisition had occurred on January 1, 2009:

	Year ended December 31,
(000's except per share data)	2010	2009

Net sales	$66,492	$55,208
Net loss	$(2,178)	$(228)

Net loss per share - basic and diluted	$(0.08)	$(0.01)

Results of Operations

For comparison purposes, all dollar amounts have been rounded to nearest million while all percentages are actual.

Revenues were $56.2 million for the year ended December 31, 2010, compared to $48.3 million for the same period ended December 31, 2009, an increase of $7.9 million or 16.4%.  The increase in revenue was primarily due to the improved product availability from our principal vendor and the improved economic conditions in the U.S. which had begun in the first half of 2010, and continued throughout 2010.  We have experienced increases in traditional mobility solutions revenue which has historically generated lower gross margins, while our professional services including software have continued to grow.

Cost of sales were $45.4 million for the year ended December 31, 2010, compared to $38.6 million for the same period ended December 31, 2009, an increase of $6.8 million or 17.7%.

Our gross profit was $10.9 million for the year ended December 31, 2010, compared to $9.7 million for the same period ended December 31, 2009, an increase of $1.1 million or 11.4%.  Although the actual dollar amount of gross profit is higher in 2010, our realized gross margin has decreased to 19.3% in 2010, from 20.2% in the comparable period of 2009.  This reduction in gross margin is directly due to the reduced gross margin of hardware product sales that were partially offset by improved gross margin of professional services and software through increased emphasis on cost control and improved utilization and efficiency of our professional services personnel and related costs.

Selling, general and administrative expenses were $9.6 million for the year ended December 31, 2010, compared to $8.0 million for the same period ended December 31, 2009, an increase of $1.6 million or 20.6%.  The increase in the year ended December 31, 2010, was the result of increased commission expense associated with increased revenues and additional salaries of approximately $0.3 million.  Finance and administration expenses were higher due primarily to increased professional fees and investor relations expenses associated with being a public company for an entire year of approximately $1.3 million.

Interest expense, which is related to our line of credit and subordinated debt, was $2.3 million for the year ended December 31, 2010, compared to $1.1 million for the same period ended December 31, 2009.  The $1.2 million increase in interest expense was the result of higher associated interest rates and charges related to our subordinated debt and an increase in the amount of borrowings under our debt agreements including prepayment fees of $124,000 and $682,000 of acceleration of deferred financing costs and warrant expense.  Our subordinated debt was fully repaid during 2010, and we ended the year with a line of credit and new term loan with a financial institution that will result in significantly lower interest charges and other costs of financing going forward.  We estimate this savings to be approximately $1.0 million during 2011.

The change in other expense to $1.1 million from $0.3 million for the year ended December 31, 2010 and 2009, respectively, consists primarily of expenses related to a potential merger transaction of approximately $0.3 million and an additional $0.7 million we incurred relating to an acquisition that did not materialize.

Liquidity and Capital Resources

Cash and cash flow

We have seen our revenue increase approximately 16.4%, due to the improved economic conditions in the U.S. Our lower gross margins and increased selling, general and administrative expenses due to increased selling expenses related to increased revenues, professional expenses related to being a public company for a full year and investor relations expenses resulted in lower operating income.  We believe that our strategic shift to higher margin solutions with additional software and professional service revenues will improve our results through this economically improving period.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As long as we continue to generate revenues, we are permitted to draw down on our line of credit to fund our normal working capital needs.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of December 31, 2010 and 2009, we had cash and cash equivalents of approximately $0.3 million and $0.1 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.

As of December 31, 2010, we have negative working capital of $9.4 million and total stockholders’ deficit of $2.9 million.  As of December 31, 2009, we had negative working capital of $7.1 million and total stockholders’ deficit of $3.5 million.  Included in current liabilities is unearned revenue of $7.6 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  Included in current assets are deferred costs of $5.0 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The increase in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2010, in conjunction with our acquisition of CMAC, we issued 3.3 million shares of common stock valued at $945,000 to the selling shareholders of CMAC.  We also sold $380,000 of Series B Preferred Stock in December 2010.  Both of these contributed to the reduction of our stockholders’ deficit.

In December 2006, pursuant to a Loan and Security Agreement (“Loan Agreement”), we obtained a $6.5 million line of credit, which provides for borrowings based upon eligible accounts receivable.  In March 2009, pursuant to an Amendment to the Loan Agreement (“First Amendment”), the line of credit was renewed through March 2011, and the amount available for borrowing was increased to $8.5 million.  We paid an annual renewal fee of $85,000.  Pursuant to the First Amendment, the rate at which interest accrues is prime plus 4%, with a potential interest rate reduction of 0.50% based on future profitability.

In December 2010, the line of credit was temporarily reduced to $7.0 million in conjunction with a new Term Loan of $3.0 million with our existing financial institution that increased the Company’s overall credit facility with the financial institution to $10.0 million.  The Term Loan was used to acquire CMAC and repay all of our remaining subordinated debt.  We will pay a $60,000 commitment fee over the first six quarters of the loan and will pay a final payment of $60,000, or 2% of the principal amount borrowed, at the earlier of the maturity date or date of prepayment of the Term Loan.  There are no other pre-payment charges.  The Term Loan accrues interest at a fixed rate of 9% and $3.0 million was outstanding at December 31, 2010.  The amounts outstanding under the line of credit at December 31, 2010 and 2009, were approximately $4.4 million and $2.6 million with interest accruing at 7.5% and 8%, respectively.  Availability under this line of credit was approximately $2.6 million (subject to the temporary reduction in the credit line as described above) and $4.3 million as of December 31, 2010 and 2009, respectively.

In February 2011, pursuant to a Second Amendment to the Loan Agreement (“Second Amendment”) the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $10.0 million.  We paid an annual renewal fee of $100,000.  The overall credit facility with our financial institution is $13.0 million.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or from the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through December 2011.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the year ended December 31, 2010, net cash used in operating activities was $0.3 million, primarily due to a $2.1 million increase in accounts receivable associated with increased revenues, a decrease in inventory of $0.3 million related directly with project delivery, an increase in prepaid expenses and other current assets of $0.4 million, a $0.4 million increase in accrued expenses, an increase in accounts payable of $2.3 million associated with increased revenues and the net change in our unearned revenue of $0.6 million associated with increased revenues.  All of these offset our net loss of $2.2 million and $2.0 million non-cash expenses in the current year.

During the year ended December 31, 2009, net cash provided by operating activities was $1.4 million, primarily due to a $0.8 million increase in accounts receivable, a decrease in inventory of $1.4 million, a $0.5 million reduction in accrued expenses, a reduction in accounts payable of $0.5 million and net change in our unearned revenue of an additional $0.5 million.  All of these offset our net income of $0.3 million for the year.  Net cash provided by financing activities was $0.6 million for the year ended December 31, 2009, primarily from the sale of $2.5 million of debt in December 2009.

For the year ended December 31, 2010, net cash provided by financing activities was $2.6 million, primarily due to $3.0 million of borrowings under long term debt related to acquisition CMAC, $1.8 million of net borrowings from line of credit for operations, $0.6 million from exercise of employee stock options, $0.4 million from issuance of convertible preferred stock, repayment of $2.8 million of subordinated debt and $0.4 million of financing costs.

During the year ended December 31, 2009, net cash provided by financing activities was $0.6 million, primarily due to $2.5 million from sale of subordinated debt, $1.4 million of debt repayment, $0.8 million of net repayments of line of credit from operations, $0.8 million from issuance of convertible preferred stock and sale of convertible note and $0.5 million of financing costs and Holding Share liability payments.

Critical Accounting Policies

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

Accounts Receivable and Allowance for Doubtful Accounts

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. These allowances are based on both recent trends of certain customers estimated to be a greater credit risk, as well as historical trends of the entire customer pool. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  To mitigate this credit risk we perform periodic credit evaluations of our customers.

Inventory

Inventory is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  We periodically review our inventories and make provisions as necessary for estimated obsolete and slow-moving goods.  We mark down inventory to an amount equal to the difference between cost of inventory and the estimated market value based upon assumptions about future demands, selling prices and market conditions.  The creation of such provisions results in a write-down of inventory to net realizable value and a charge to cost of sales.

Goodwill and Long-Lived Assets

Goodwill represents the excess purchase price paid over the fair value of the net assets of acquired companies. Goodwill is subject to impairment testing at least annually. Goodwill is also subject to testing as necessary, if changes in circumstances or the occurrence of certain events indicate potential impairment. In assessing the recoverability of our goodwill, identified intangibles, and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. The fair value of goodwill and long-lived assets is estimated using a discounted cash flow valuation model and observed earnings and revenue trading multiples of identified peer companies. If these estimates or their related assumptions change in the future as a result of changes in strategy or market conditions, we may be required to record impairment charges for these assets in the period such determination was made.

Income Taxes

Income tax expense is based on reported income before income taxes.  Deferred income taxes reflect the effect of temporary differences between assets and liabilities that are recognized for financial reporting purposes and the amounts that are recognized for income tax purposes.  The carrying value of our deferred tax assets is dependent upon our ability to generate sufficient future taxable income in certain tax jurisdictions.  Should we determine that it is not able to realize all or part of our deferred tax assets in the future, an adjustment to the deferred tax assets is expensed in the period such determination is made to an amount that is more likely than not to be realized.  We presently record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount (including valuation allowance), an adjustment to the tax valuation allowance would decrease tax expense in the period such determination was made.

Warrant Liability

We accounted for a warrant issued pursuant to the June 2009 subordinated convertible debt in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period.  This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense.  The fair value of our warrants issued in connection with private placements of securities has been estimated by management in the absence of a readily ascertainable market value using the Black-Scholes option-pricing model.  Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material.

Revenue recognition

Revenues are generated through product sales, warranty and maintenance agreements, software customization, and professional services.  Product sales are recognized when the following criteria are met (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred and title has passed to the customer, which generally happens at the point of shipment provided that no significant obligations remain; (3) the price is fixed and determinable; and (4) collectability is reasonably assured.  We generate revenues from the sale of extended warranties on wireless and mobile hardware and systems.  Revenue related to extended warranty and service contracts is recorded as unearned revenue and is recognized over the life of the contract and we may be liable to refund a customer for amounts paid in certain circumstances.  This has not been an issue for us historically.

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

Stock-based compensation

We record the fair value of stock-based payments as an expense in our consolidated financial statements.  When more precise pricing data is unavailable, we determine the fair value of stock options using the Black-Scholes option-pricing model.  This valuation model requires us to make assumptions and judgments about the variables used in the calculation.  These variables and assumptions include the weighted-average period of time that the options granted are expected to be outstanding, the volatility of our common stock, the risk-free interest rate and the estimated rate of forfeitures of unvested stock options.  Additional information on the variables and assumptions used in our stock-based compensation are described in Note 13 of the accompanying notes to our consolidated financial statements.

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of December 31, 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

This annual report does not include an attestation report of our registered accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission.

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

IDENTIFIED MATERIAL WEAKNESS

A material weakness in our internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected in a timely manner.

Management identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2010:

In the fourth quarter of 2010, we had inadequate controls related to the financial reporting and closing process, primarily as related to certain inventory items in transit, accounts payable and vacation accruals.  Our internal controls were not operating in a manner to effectively support the requirements of the financial reporting and closing process.  This material weakness is the result of aggregate deficiencies related to the preparation, review and approval of account analyses, summaries and reconciliations.  Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to our account balances and disclosures, there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

MANAGEMENT'S REMEDIATION INITIATIVES

As part of our planned improvements to our financial reporting and subsequent to the date of the financial statements, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including transitioning to a new payroll system in order to properly account for our accrued vacation. In addition, we have augmented our controls and processes in order to insure that all inventory transactions and accounts payable are properly accounted for.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  Based on this assessment, management concluded that we did not maintain effective internal controls over financial reporting.  In making this assessment, management used the framework set forth in the report entitled Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.

(b)	Changes In Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Below are the names and certain information regarding the Company’s officers and directors:

Name	Age	Position

Nicholas R. Toms	62	Chief Executive Officer, President and Chairman
Donald W. Rowley	59	Chief Financial Officer
John E. Chis	54	Senior Vice President, Sales
Bryan Moss	44	Senior Vice President, Professional Services
Matthew J. Lombardi (*)	57	Senior Vice President, Business Development
Gregory A. Henry	47	Vice President, Technology and Operations
Brent L. Felker	50	Vice President, Field Mobility
Melinda Wohl	40	Vice President, Finance – Controller and Treasury
Roy A. Ceccato	52	Vice President, Finance – SEC Reporting and Compliance
David M. Rifkin	55	Director
Jay B. Sheehy	55	Director
Robert M. Chaiken	47	Director

(*) Effective January 10, 2011 Mr. Lombardi is no longer with DecisionPoint

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

Donald W. Rowley, Chief Financial Officer and Director

Mr. Rowley joined DecisionPoint in December 2003, when an ESOP that he organized together with Mr. Toms acquired DecisionPoint.  He has over thirty years of business experience including top-level officer positions with both publicly traded and privately held companies.  Mr. Rowley has almost twenty years of experience, specifically in the data capture industry, including working with Mr. Toms in founding Peak Technologies and serving as CFO.  He was previously Executive Vice President Strategic Planning at Vertex Interactive, Inc. (now Cape Systems Group, Inc.) from 2000 to 2003.  Additionally, his AIDC industry experience includes serving as CFO of publicly traded Norand Corporation, now part of Intermec, and as a consultant to Cerplex Group, a publicly traded company that provided depot computer and computer peripheral repair and logistics services.

John E. Chis, Senior Vice President, Sales

Mr. Chis joined DecisionPoint in November 2004, as General Manager and Vice President of Sales.  He previously worked at Symbol Technologies, Inc. and Telxon (which was acquired by Symbol) for more than 20 years in various sales, marketing and operations management positions.

Bryan Moss, Senior Vice President, Professional Services

Mr. Moss joined DecisionPoint upon the consummation of the CMAC acquisition on December 31, 2010.  He has 21 years of Information Technology, Logistics, Sales, and Engineering experience.  Mr. Moss had been a principal along with being the President of CMAC Inc. for the past 13 years.  Prior to CMAC, he was Senior Manager of the Supply Chain Practice for Accenture, responsible for Alliances and Supply Chain Execution Systems Implementations.  Mr. Moss served in a management capacity for 8 years with UPS and Burnham Logistics in Information Technology, Engineering, and Operations.  He attended Southern Tech on a Athletics Scholarship receiving a Bachelor of Science degree in Industrial Engineering with a Minor in Technical Sales.

Matthew J. Lombardi, Senior Vice President, Business Development

Mr. Lombardi joined Sentinel Business Systems, Inc. in 2004, as CEO until March 2006, when the SBS merged with DecisionPoint.  Mr. Lombardi was previously the co-founder of Planet Technology Solutions, before merging it with Vytek Corporation, a national wireless systems integrator, where he became President of the IT Solutions Group.  From 1983 to 1998, he was at Toys “R” Us, and in the last 7 years served as Vice President – Information Technology. Mr. Lombardi left DecisionPoint in January 2011.

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

Brent L. Felker, Vice President, Field Mobility

Mr. Felker joined DecisionPoint in December 2007.  He is responsible for the Company’s Go-To-Market strategy for “Outside the 4 walls” business, setting strategy, identifying and managing key alliances and acting as Subject Matter Expert for the field.  For more than 20 years, Mr. Felker has been involved in helping a wide variety of mobile computing companies increase sales, revenue and market share in North America.  He has held senior leadership positions at PEAK Technologies, Symbol Technologies (now Motorola), Comtech, Tolt and most recently Psion Teklogix where he was Americas Vice President of Mobile Solutions.

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

David M. Rifkin, Director

Mr. Rifkin has been an investor in DecisionPoint and a Director since 2003.  Mr. Rifkin is the President and CEO and co-owner of eGlobalfares, LLC, a software and solution provider to the travel industry.  Prior to investing in and joining eGlobalfares in 2006, Mr. Rifkin was the SVP of Corporate Sales and a member of the executive team at Adelman Travel Group, a top 10 U.S. travel management company from 2003.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration, Mr. Rifkin joined the family businesses in insurance, real estate and travel.  As a result, Mr. Rifkin has had experience with owning, managing and selling commercial properties and he was licensed in personal and commercial insurance lines. Rifkin Travel was sold to the Adelman Travel Group in 2003.  Mr. Rifkin has been involved at executive board levels with many community and not-for-profit organizations.  This includes challenging experiences of successfully executing several turn-arounds of critical community agencies and institutions.

Jay B. Sheehy, Director

Mr. Sheehy became associated with DecisionPoint as an early investor in 2003 and became a Director concurrent with the Merger.  Mr. Sheehy has been the President and Principal of Kamco Supply of New England, a $100 million building materials distribution business since 1996.  From 1984-1995, Mr. Sheehy was President and Principal of Stanley Svea Building Supply until he merged the company into Kamco.  Previously, Mr. Sheehy held an internal audit position at Connecticut Bank and Trust, Budget Analyst post with Combustion Engineering and was a Manager of Financial Analysis with PepsiCo.  After graduating Bucknell University in 1977 with a bachelor’s degree in business administration he went on to earn an MBA from the University of Connecticut, APC from NYU and his CPA accreditation.  Mr. Sheehy is a Trustee of The Gunnery School, a Board Member of the Connecticut Business and Industry Association (CBIA) and a an officer of Churchill Casualty Insurance.

Robert M. Chaiken, Director

Mr.Chaiken became a Director of DecisionPoint in November 2010.  Mr. Chaiken has worked for the Adelman Travel Group, a privately-held travel management company, since 1991. Since 2008, he has served as the Adelman Travel Group’s President and Chief Financial Officer.  From 1995 to 2008, he served as the Chief Operating Officer and Chief Financial Officer and, from 1991 to 1995, he served as its Controller.  He is a Certified Public Accountant and holds a B.B.A. from the University of Wisconsin with a double major in accounting and information systems.

When considering whether directors and nominees have the experience, qualifications, attributes and skills, the Company and the Board focused primarily on the information discussed in each of the directors’ individual biographies set forth above.   Mr. Toms has experience as Chairman, President and CEO in growing middle market businesses engaged in providing consultative solutions including professional services, software and equipment.  Mr. Rowley together with Mr. Toms acquired DecisionPoint in December 2003, and Mr. Rowley has experience as CFO in businesses including equipment manufacturer, software development and professional services.  In particular, with regard to Mr. Rifkin, the Board considered his strong background in software development while providing comprehensive, problem solving solutions and significant expertise and background as a CEO, President and director of both private companies and community groups.  With regard to Mr. Sheehy, the Board considered his position as President in similar revenue size and entrepreneurial companies to DecisionPoint is a significant attribute, and his financial experience and general business acumen along with being a CPA which qualifies him for being the Audit Committee Chairman which qualifies him as a finance expert.  With regard to Mr. Chaiken, the Board considered his extensive experience in positions of President, Chief Operating Officer and Chief Financial Officer in growing entrepreneurial companies whereby his understanding of business operations of a growing company can be best utilized and also qualifies him as a finance expert.

Employment Agreements

None

Committees of the Board

The Audit Committee members are Jay B. Sheehy, David M. Rifkin and Robert  M. Chaiken.  The Audit Committee Chairman is Jay B. Sheehy. The Audit Committee assists our board in fulfilling its responsibility for the oversight of the quality and integrity of our accounting, auditing, and reporting practices, and such other duties as directed by the board. The committee's purpose is to oversee our accounting and financial reporting processes, the audits of our financial statements, the qualifications of our public accounting firm engaged by us as our independent auditor to prepare or issue an audit report on our financial statements. Both Jay B. Sheehy and Robert B, Chaiken are "audit committee financial experts" within the meaning of SEC rules and regulations.

The Compensation and Governance Committee members are Jay B. Sheehy, David M. Rifkin and Robert M. Chaiken.  The Compensation and Governance Committee Chairman is David M. Rifkin. The Compensation Committee's role is to discharge our board’s responsibilities relating to compensation of our executives and to oversee and advise the board of directors on the adoption of policies that govern our compensation and benefit programs.

Family Relationships

There are no family relationships between any of our directors or executive officers and any other directors or executive officers.

ITEM 11.	EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by DecisionPoint in each of the last two completed fiscal years for our named executive officers as that term is defined by Item 402 of Regulation S-K:

							Change in
						Non-	Pension Value &
						Equity	Non-Qualified
Name	Year	Salary	Bonus	Stock Award	Option Award	Incentive Plan	Deferred Comp	All Other	Total

Nicholas R. Toms
	2009	$350,000	$-	$-	$-	$-	$-	$11,597	$361,597
	2010	350,000	-	-	-	-	-	9,800	359,800

Donald W. Rowley
	2009	325,000	-	-	-	-	-	10,032	335,032
	2010	325,000	-	-	-	-	-	9,800	334,800

John E. Chis
	2009	200,000	50,000	-	-	-	-	6,667	256,667
	2010	225,000	-	-	-	-	-	8,950	233,950

Matthew J. Lombardi (*)
	2009	200,000	-	-	-	-	-	6,000	206,000
	2010	200,000	-	-	-	-	-	5,667	205,667

Gregory A. Henry
	2009	200,000	-	-	-	-	-	6,000	206,000
	2010	200,000	-	-	-	-	-	6,000	206,000

(*) As of January 10, 2011 Mr. Lombardi is no longer with the Company

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to outstanding equity awards at December 31, 2010, for each of the named executive officers.

	Option Awards					Stock Awards

Name	Number	Number	Equity	Option	Option	Number	Market	Equity	Equity
	of	of	Incentive	Exercise	Expiration	of Shares	Value of	Incentive	Incentive
	Securities	Securities	Plan	Price	Date	or Units	Shares or	Plan	Plan
	Underlying	Underlying	Awards:	($)		of Stock	Units of	Awards:	Awards:
	Unexercised	Unexercised	Number of			That	Stock	Number of	Market or
	Options	Options	Securities			Have	That	Unearned	Payout
	Exercisable	Unexercisable	Underlying			Not	Have	Shares,	Value of
	(#)	(#)	Unexercised			Vested	Not	Units or	Unearned
			Unearned			(#)	Vested	Other	Shares,
			Options				(#)	Rights	Units or
			(#)					That Have	Other
								Not Vested	Rights
								(#)	That Have
Not Vested

Nicolas R. Toms
	1,145,525	-	-	$0.20	1/1/2014	-	-	-	$-
	48,973	48,973	-	0.26	12/31/2016	-	-	-	-

Donald W. Rowley
	-	48,973	-	0.26	12/31/2016	-	-	-	-

John E. Chis
	195,892	48,973	-	0.26	12/31/2016	-	-	-	-
	12,243	48,973	-	0.29	2/12/2019	-	-	-	-

Except as set forth above, no other named officer of DecisionPoint has received an equity award. No awards were granted in the fiscal year ended December 31, 2010.

Director Compensation and Committees

The following table sets forth with respect to the named director, compensation information inclusive of equity awards and payments made during the year ended December 31, 2010. Independent directors are paid $12,000 per year.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value & Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

David M. Rifkin	$12,000	$-	$-	$-	$-	$-	$12.000

Jay B. Sheehy	12,000	-	-	-	-	-	12,000

Robert M. Chaiken (*)	2,000	-	-	-	-	-	2,000

(*) Mr. Chaiken was appointed a Director in November 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets named forth certain information, as of  March 15, 2011, with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the Company’s named executive officers and directors; and (iii) the Company’s directors and executive officers as a group.  Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over their shares beneficially owned.

	Common Stock		Percentage of
Name of Beneficial Owner (1)	Beneficially Owned		Common Stock (2)

Nicholas R. Toms (*)	3,684,899	(3)	9.5%
Donald W. Rowley (*)	3,034,388	(4)	8.2
John E. Chis (**)	596,799	(5)	1.6
David M. Rifkin (***)	932,288		2.5
Jay B. Sheehy (***)	146,910		0.4
Robert M. Chaiken (***)	320,000		0.9
North Star Trust Company	12,243,224	(6)	33.3

All Executive Officers and Directors as a group (6 people)	8,715,284		23.1

(*) Executive Officer and Director of the Company
(**) Executive Officer of the Company
(***) Director

All beneficial ownership percentages as they relate to the ESOP plan are as of March 15, 2011, the latest date of the ESOP share allocation.

(1)	Except as otherwise indicated, the address of each beneficial owner is 19655 Descartes, Foothill Ranch, California 92610-2609.
(2)
Applicable percentage ownership is based on 36,749,286 shares of common stock outstanding as of December 31, 2010, together with securities exercisable or convertible into shares of common stock within 60 days of December 31, 2010, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of December 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Represents 359,186 shares of common stock held by the ESOP. The shareholder beneficially owns 2.9% of the ESOP.
(4)	Represents 361,317 shares of common stock held by the ESOP. The shareholder beneficially owns 3.0% of the ESOP.
(5)	Represents 217,263 shares of common stock held by the ESOP. The shareholder beneficially owns 1.8% of the ESOP.
(6)	North Star Trust Company, the trustee of the ESOP, is deemed to have the dispositive and voting control over the shares held by the ESOP.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We purchase and sell certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with us through limited overlapping management and Board representation by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2010 and 2009, we purchased products and services for $819,000 and $197,000, respectively, from this affiliate.  Sales to this affiliate during the years ended December 31, 2010 and 2009 were $436,000 and $590,000, respectively.  Sales to the affiliate were at no incremental margin over our actual cost.  Amounts due to this affiliate included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, are $100,000 and $0, respectively.  Amounts due from this affiliate included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, are $0 and $70,000 respectively.  Additionally, until July 2010, the Company had sub-leased its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763.

We have accounts payable to our CEO and CFO, of $1,118,000 and $994,000 at December 31, 2010 and 2009, respectively.  The outstanding balance had previously accrued interest at 16% per annum.  Beginning in 2010, the Board of Directors approved an increase in the interest rate to 25% per annum.  As of December 31, 2010 and 2009, our accrued interest balance was $0 and $180,000, respectively, on the accounts payable to the CEO and $105,000 and $146,000, respectively, on the accounts payable to the CFO.  As of December 31, 2009, our deferred compensation payable was $101,000 to the CEO and $125,000 to the CFO, respectively.  As of December 31, 2010 there was no deferred compensation payable.  The balance of the accounts payable consists of purchases of products and services made on our behalf, unreimbursed company travel expenses and interest on the accounts payable.

We sold 80 shares of our Series B Preferred Stock for $1,000 per share to one of our Directors.  The shares were sold at the same price as 300 additional shares sold to an independent third party.

We have adopted a code of business conduct and ethics that applies to all our directors, officers (including our Chief Executive Officer, Chief Financial Officer and any person performing similar functions) and employees. We review transactions with related parties using the provisions included in the Code of Ethics.  Additionally, we have established a toll-free phone line to register employee concerns.  This service is provided by an independent third-party company.

Director Independence

The Board of Directors has determined that Messrs. Rifkin, Sheehy and Chaiken are each independent directors as of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

In accordance with the SEC’s definitions and rules, “audit fees” are fees for professional services for the audit and review of our annual financial statements, and can include fees for the audit and review of our annual financial statements included in a registration statement filed under the Securities Act as well as issuance of consents and for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements except those not required by statute or regulation.  ”Audit-related fees” are fees for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements, including attestation services that are not required by statute or regulation, due diligence and services related to acquisitions.  “Tax fees” are fees for tax compliance, tax advice and tax planning, and “all other fees” are fees for any services not included in the first three categories.

Audit Fees

Audit fees billed by Crowe Horwath LLP for the fiscal years ended December 31, 2010 and 2009 were $260,000 and $190,000, respectively.

All Other Fees

Other fees billed by Crowe Horwath LLP for the fiscal years ended December 31, 2010 were $196,000. Fees paid were related to due diligence work on a potential acquisition that did not materialize.  We did not pay any other fees for fiscal year 2009.

At its regularly scheduled and special meetings, the audit committee considers and pre-approves any audit and non-audit services to be performed by our independent registered public accounting firm. The Board of Directors has the authority to grant pre-approvals of non-audit services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)

The following consolidated financial statements are filed as part of this Report:

(d) Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger among DecisionPoint Systems, Inc., DecisionPoint Acquisition, Inc., and DecisionPoint Systems Holdings, Inc., dated June 17, 2009 (2)
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
3.3	Certificate of Amendment with Certification of Correction (2)
3.4	Certificate of Designation for Class A Preferred Stock (2)
3.5	Certificate of Designation for Class B Preferred Stock (3)
10.2	2009 Incentive Stock Plan (2)
10.3	Stock Purchase Agreement among DecisionPoint Systems, Inc., CMAC, Inc. and the Shareholders of CMAC, Inc., dated as of December 23, 2010 (4)
10.4	Employment Agreement with Bryan Moss, dated as of January 1, 2011 *
10.5	Loan and Security Agreement with Silicon Valley Bank *
10.6	Amendment to Loan and Security Agreement with Silicon Valley Bank *
10.7	2004 Incentive Stock Plan*
14	Code of Business Conduct and Ethics *
21	List of Subsidiaries *
31.1	Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) *
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Exchange Act Rule 13a-14(a) *
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *
32.2	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002 *

(1) Included in the Company’s SB-2 filed with the securities and Exchange Commission on July 2, 2007.
(2) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on June 23, 2009.
(3) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on December 14, 2010.
(4) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on December 30, 2010.

*           Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer	March 16, 2011
Nicholas R. Toms	Principal Executive Officer

/s/ Donald W. Rowley	Chief Financial Officer	March 16, 2011
Donald W. Rowley	Principal Financial Officer and Principal Accounting Officer

/s/ David M. Rifkin	Director	March 16, 2011
David M. Rifkin

/s/ Jay B. Sheehy	Director	March 16, 2011
Jay B. Sheehy

/s/ Robert M. Chaiken	Director	March 16, 2011
Robert M. Chaiken

Table of Contents

Page No.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
DecisionPoint Systems, Inc.
Foothill Ranch, California

We have audited the accompanying consolidated balance sheets of DecisionPoint Systems, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP
New York, New York
March 16, 2011

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$315,169	$140,740
Accounts receivable, net	12,575,597	8,877,527
Inventory, net	898,465	1,247,944
Deferred costs	4,977,505	4,301,727
Deferred tax assets	55,000	385,000
Prepaid expenses and other current assets	457,863	90,531
Total current assets	19,279,599	15,043,469

Property and equipment, net	100,070	52,721
Other assets, net	173,465	377,280
Intangible assets	2,729,000	-
Goodwill	5,508,864	4,860,663
Total assets	$27,790,998	$20,334,133

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,364,368	$7,363,059
Accrued expenses and other current liabilities	5,347,555	3,523,725
Line of credit	4,364,221	2,575,326
Current portion of debt	1,000,000	731,793
Warrant liability	-	72,710
Unearned revenue	7,564,874	7,611,241
Holding share liability	20,505	249,986
Total current liabilities	28,661,523	22,127,840

Long-term liabilities
Debt, net of current portion	1,940,000	1,751,898
Interest payable	60,000	-
Total liabilities	30,661,523	23,879,738

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000 designated Series A Cumulative Convertible Preferred, and 10,000 designated Series B Cumulative Convertible Preferred,
1,355 and 975 shares issued and outstanding, respectively,
liqudation value of $1,375,000 and $975,000, respectively	1	1
Common stock, $0.001 par value, 100,000,000 shares
authorized, 36,749,286 and 28,700,000 shares issued
and outstanding, respectively	36,749	28,700
Additional paid-in capital	9,562,326	6,805,034
Accumulated deficit	(11,446,038)	(9,237,239)
Unearned ESOP shares	(1,023,563)	(1,142,101)
Total stockholders’ deficit	(2,870,525)	(3,545,605)

Total liabilities and stockholders' deficit	$27,790,998	$20,334,133

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2010	2009

Net sales	$56,244,198	$48,309,168

Cost of sales	45,391,485	38,565,420

Gross profit	10,852,713	9,743,748

Selling, general and administrative expense	9,610,381	7,969,630

Operating income	1,242,332	1,774,118

Other expense:
Interest expense	2,273,192	1,078,140
Other expense, net	1,099,145	280,832
Total other expense	3,372,337	1,358,972

Net (loss) income before income taxes	(2,130,005)	415,146

Provision for income taxes	78,794	71,176

Net (loss) income	$(2,208,799)	$343,970

Net (loss) earnings per share -
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Weighted average shares outstanding -
Basic	25,041,304	14,353,837
Diluted	25,041,304	19,564,203

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit

	Convertible Preferred stock		Common stock		Additional paid-in	Accumu- lated	Unearned ESOP	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	deficit

Balance at January 1, 2009	-	$-	12,243,224	$12,243	$2,192,146	$(9,581,209)	$(1,254,726)	$(8,631,546)

Convertible Series A Preferred sold in private placement	560	1	-	-	312,739	-	-	312,740
A-Warrants issued in connection with preferred stock	-	-	-	-	142,740	-	-	142,740
B-Warrants issued in connection with preferred stock	-	-	-	-	104,520	-	-	104,520
Reverse merger transaction:
Elimination of accumulated deficit	-	-	-	-	(38,000)	-	-	(38,000)
Previously issued Canusa Capital Corp. stock	-	-	8,000,000	8,000	30,000	-	-	38,000
Exchange of bridge notes upon event of Merger	415	-		-	415,000	-	-	415,000
Conversion of subordinated notes upon event of Merger	-	-	7,756,776	7,757	2,786,767	-	-	2,794,524
Common stock issued in connection with senior subordinated notes	-	-	500,000	500	149,500			150,000
Beneficial conversion feature of convertible note	-	-	-	-	96,361	-	-	96,361
Warrants issued with senior subordinated notes	-	-	-	-	369,000	-	-	369,000
Non-employee stock-based compensation	-	-	-	-	13,500	-	-	13,500
Common stock issued in exchange for services	-	-	200,000	200	179,800	-	-	180,000
Employee stock-based compensation	-	-	-	-	50,961	-	-	50,961
Principal payment from ESOP	-	-	-	-	-	-	112,625	112,625
Net income	-	-	-	-	-	343,970	-	343,970
Balance at December 31, 2009	975	1	28,700,000	28,700	6,805,034	(9,237,239)	(1,142,101)	(3,545,605)

Convertible Series B Preferred sold in private placement	380	-	-	-	380,000	-	-	380,000
Common stock issued in exchange for services	-	-	1,011,125	1,011	349,509	-	-	350,520
Conversion of the June 2009 convertible debt	-	-	416,667	417	124,583	-	-	125,000
Common stock issued upon cashless exercise of warrants	-	-	134,146	134	(134)	-	-	-
Common stock issued to induce the exercise of warrants	-	-	215,854	216	77,491	-	-	77,707
Common stock issued upon exercise of stock options	-	-	3,001,598	3,001	620,531	-	-	623,532
Common stock issued for acquisition of CMAC, Inc.	-	-	3,269,896	3,270	941,730	-	-	945,000
Warrant liability	-	-	-	-	80,500	-	-	80,500
Employee stock-based compensation	-	-	-	-	183,082	-	-	183,082
Principal payment from ESOP	-	-	-	-	-	-	118,538	118,538
Net loss	-	-	-	-	-	(2,208,799)	-	(2,208,799)
Balance at December 31, 2010	1,355	$1	36,749,286	$36,749	$9,562,326	$(11,446,038)	$(1,023,563)	$(2,870,525)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows

	December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,208,799)	$343,970
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	31,702	35,493
Amortization of deferred financing costs and note discount	896,918	234,067
Employee stock-based compensation	183,082	50,961
Non-employee stock-based compensation	428,227	154,500
ESOP compensation expense	118,538	112,625
Loss (gain) on change in fair value of warrant liability	7,790	(55,929)
Deferred tax assets	330,000	(312,000)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(2,076,225)	(808,488)
Inventory, net	349,479	1,395,522
Deferred costs	(675,778)	(596,244)
Prepaid expenses and other current assets	(346,996)	(26,472)
Other assets, net	(13,445)	150,912
Accounts payable	2,319,979	(501,634)
Accrued expenses and other current liabilities	369,092	(508,942)
Unearned revenue	(46,367)	(1,078,910)
Net cash used in operating activities	(332,803)	(1,410,569)
Cash flows used investing activities
Capital expenditures	(42,403)	(10,053)
Acquisition of business, net of cash acquired	(2,019,135)	-
Net cash used in investing activities	(2,061,538)	(10,053)
Cash flows from financing activities
Borrowings from line of credit	57,210,000	50,206,153
Repayments on line of credit	(55,421,105)	(51,008,035)
Borrowing under long term debt	3,000,000	-
Repayment of debt	(2,835,000)	(1,400,300)
Proceeds from sale of convertible note, net of issuance cost	-	225,000
Proceeds from sale of senior subordinated notes	-	2,500,000
Proceeds from exercise of employee stock options	623,532	-
Issuance of convertible preferred stock	380,000	560,000
Paid financing costs	(159,176)	(444,693)
Holding share liability	(229,481)	(21,704)
Net cash provided by financing activities	2,568,770	616,421
Net increase (decrease) in cash and cash equivalents	174,429	(804,201)
Cash and cash equivalents at beginning of period	140,740	944,941
Cash and cash equivalents at end of period	$315,169	$140,740

Supplemental disclosure of non-cash activities:
Interest paid	$1,600,767	$926,194
Income taxes paid	12,119	13,120
Supplemental disclosure of non-cash financing activities:
Conversion of bridge notes to preferred stock	-	415,000
Conversion of subordinated debt to common stock	125,000	2,794,524
Common shares issued to acquire CMAC	945,000	-
Note discount on long term debt	60,000	-
A-Warrants issued in connection with preferred stock	-	142,740
B-Warrants issued in connection with preferred stock	-	104,520
Beneficial conversion feature of convertible note	-	96,361
Warrants issued with convertible note	-	128,639
Warrants issued with senior subordinated notes	-	369,000

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND THE MERGER

Nature of Business - DecisionPoint Systems, Inc., (“DecisionPoint”, “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006 under the laws of the State of Delaware.  On June 17, 2009, Canusa entered into an Agreement and Plan of Merger (“Merger” or “Merger Agreement”) among Canusa, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DPS Group”).  DPS Group has two wholly owned subsidiaries, DecisionPoint Systems CA, Inc. formerly known as Creative Concepts Software, Inc. (“CCS”) which was originally incorporated in 1995 and DecisionPoint Systems CT, Inc. formerly known as Sentinel Business Systems, Inc. (“SBS”) which was originally incorporated in 1982.  All costs incurred in connection with the Merger were expensed.  Upon completion of the Merger, the Company adopted DPS Group’s business plan.

Description of the Merger – On June 18, 2009, Canusa completed the Merger.  Immediately prior to the Merger, Canusa had 2,500,000 common shares outstanding and DPS Group had 10,000 common shares outstanding.  Pursuant to the Merger Agreement, 1,500,000 outstanding shares of Canusa common stock owned by the Company’s Chief Executive Officer were cancelled resulting in 1,000,000 shares outstanding.  Contemporaneously with the Merger, $2,794,524 of DPS Group’s subordinated convertible debt was converted into 6,336 shares of DPS Group common stock.  In accordance with the terms of the Merger, each of the 16,336 shares of DPS Group’s common stock outstanding immediately prior to the Merger were exchanged for 153.04 shares of the Company’s common stock, giving DPS Group’s shareholders 2,500,000 shares and former Canusa shareholders 1,000,000 shares of the Company’s common stock.  After the Merger, pursuant to an 8 for 1 stock dividend, each of the Company’s 3,500,000 shares of common stock was exchanged for eight shares of common stock, resulting in 28,000,000 total outstanding shares.  This transaction was treated as a stock split for accounting purposes.

Following the Merger, the business conducted by the Company is now the business conducted by DPS Group prior to the Merger.  In addition, the directors and officers of the Company were replaced by the directors and officers of DPS Group.

All references to share and per share amounts have been restated to retroactively reflect the number of shares of DecisionPoint common stock issued pursuant to the Merger.

Accounting Treatment of the Merger; Financial Statement Presentation

The Merger was accounted for as a reverse acquisition pursuant to the guidance in Accounting Standards Codification (“ASC”) 805-405-25-1.  These transactions are considered by the Securities and Exchange Commission to be capital transactions in substance, rather than business combinations.  Accordingly, the Merger has been accounted for as a recapitalization, and, for accounting purposes, DecisionPoint is considered the acquirer in the reverse acquisition.  The accompanying historical consolidated financial statements are those of DecisionPoint.  Effective on the closing date the Company adopted DPS Group’s year end of December 31.

Canusa’s historical accumulated deficit for periods prior to June 18, 2009, in the amount of $38,000, was eliminated against additional paid in capital, and the accompanying consolidated financial statements present the previously issued shares of Canusa common stock as having been issued pursuant to the Merger on June 18, 2009.  The shares of common stock of the Company issued to the DPS Group stockholders in the Merger are presented as having been outstanding since the original issuance of the shares.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of DecisionPoint and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DPS Group and CMAC, Inc. (“CMAC”).  CMAC was acquired by the Company on December 31, 2010, and as such, the operating results of CMAC will be included in the Company’s results of operations beginning January 1, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in only one business segment.

Summary of Significant Accounting Policies

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

Purchase Accounting and Business Combinations - The Company accounts for its business combinations using the purchase method of accounting which requires that intangible assets be recognized apart from goodwill if they are contractual in nature or separately identifiable.  Acquisitions are measured on the fair value of consideration exchanged and, if the consideration given is not cash, measurement is based on the fair value of the consideration given or the fair value of the assets acquired, whichever is more reliably measurable.  The excess of cost of an acquired entity over the fair value of identifiable acquired assets and liabilities assumed is allocated to goodwill.

The valuation and allocation process relies on significant assumptions made by management. In certain situations, the allocations of excess purchase price are based upon preliminary estimates and assumptions.  Accordingly, the allocations are subject to revision when the Company receives updated information, including appraisals and other analyses, which are completed within one year of the acquisition.  Revisions to the fair values, which may be significant, are recorded when pending information is finalized, within one year from the acquisition date.

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable - Accounts receivable are stated at net realizable value, and as such, current earnings are charged with an allowance for doubtful accounts based on management’s best estimate of the amount of probable incurred credit losses in the Company’s existing accounts receivable.  The Company determines the allowance based on historical write-off experience and specific account information available.  Accounts receivable are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $215,000 and $332,484, as of December 31, 2010 and 2009, respectively. When internal collection efforts on accounts have been exhausted, the accounts are written off by reducing the allowance for doubtful accounts

Inventory - Inventory consists of finished goods and is stated at the lower of cost or market.  Cost is determined under the first-in, first-out (FIFO) method.  The Company periodically reviews its inventories and makes provisions as necessary for estimated obsolete and slow-moving goods.  The creation of such provisions results in a write down of inventory to net realizable value and a charge to cost of sales.  Inventories are reflected in the accompanying consolidated balance sheets net of a valuation allowance of $145,000 and $210,000, as of December 31, 2010 and 2009, respectively.

Deferred costs – Deferred costs consist primarily of third party extended maintenance services which the Company has paid for in advance.  The costs are amortized over the life of the contract, generally one to five years.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

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

Goodwill – Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business.  Amortization of goodwill is not permitted.  Goodwill is tested annually for impairment by comparing the fair value of the reporting unit to its carrying amount including goodwill.  If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized.  The amount of impairment loss is determined by comparing the implied fair value of reporting unit goodwill with the carrying amount.  If the carrying amount exceeds the implied fair value then an impairment loss is recognized equal to that excess.  No impairment charges have been recorded as a result of the Company’s annual impairment assessments.

Intangible assets – Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets.  The Company’s finite-lived intangible assets consist of customer relationships, contractor and resume databases, trade name, and internal use software and are being amortized over periods ranging from five to nine years.

Deferred Financing Costs - Costs incurred by the Company in connection with the issuance of debt are deferred and amortized to interest expense over the life of the underlying indebtedness, adjusted to reflect any early repayments using the effective interest rate method.  Deferred financing costs net of amortization totaled $91,883 and $353,318, as of December 31, 2010 and 2009, respectively, and are included in other assets in the accompanying consolidated balance sheets.

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

The Company also generates revenue from software customization and professional services on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service is recognized in the period in which the services are performed or delivered.  For certain long-term proprietary service contracts with fixed or “not to exceed” fee arrangements, the Company estimates proportional performance using the labor costs incurred as a percentage of total estimated labor costs to complete the project consistent with the percentage-of-completion method of accounting.  Accordingly, revenue for these contracts is recognized based on the proportion of the work performed on the contract.  If there is no sufficient basis to measure progress toward completion, the revenues are recognized when final customer acceptance is received consistent with the completed contract method of accounting.  Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined. The Company records sales net of sales tax.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Concentration of Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, accounts receivable, and accounts payable.  On November 9, 2010, the Federal Deposit Insurance Corporation (“FDIC”) implemented section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that provides for unlimited insurance coverage of noninterest-bearing accounts.  Beginning December 31, 2010 all noninterest-bearing accounts are fully insured regardless of the balance of the account.  This coverage is available at all FDIC member institutions.  The Company uses Silicon Valley Bank, which is an FDIC insured institution. Based on these facts, collectability of bank balances appears to be adequate.

For the year ended December 31, 2010, the Company had sales to two customers who collectively represented a total of 26% of total revenues.  Accounts receivable from two customers at December 31, 2010, accounted for 32% of accounts receivable.  For the year ended December 31, 2009, the Company had sales to one customer that represented 16% of total net sales.  Accounts receivable from a single customer as of December 31, 2009, accounted for 19% of total accounts receivable.

For the year ended December 31, 2010, the Company had purchases from four vendors that collectively represented 80% of total purchases. For the year ended December 31, 2009, the Company had purchases from two vendors that collectively represented 59% of total purchases. Accounts payable from three vendors represents 75% of total accounts payable as of December 31, 2010 and from three vendors representing 35% of total accounts payable as of December 31, 2009.

Fair Value of Financial Instruments - The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit and long term debt.  The carrying value of the short term financial instruments approximates their fair values at December 31, 2010 and 2009, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount related to a final payment to be made on the due date which is equal to two percent of the original loan amount.

Warrant Liability - The Company accounted for its warrant issued pursuant to the June 2009 subordinated convertible debt in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period.  This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value was recognized as a component of other income or expense. In June 2010, the warrant was exercised in full and as a result, was reclassified to equity.

Stock-Based Compensation - The Company records the fair value of all stock-based compensation awards in its consolidated financial statements.  The terms and vesting schedules for stock-based awards vary by type of grant and generally vest based on the passage of time.  The fair value of stock options and warrants is calculated using the Black-Scholes option-pricing model and the expense is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.

Employee Stock Ownership Plan (ESOP) - The cost of shares issued to the ESOP, but not yet earned is shown as a reduction of equity.  Compensation expense is based on the market price of shares as they are committed to be released to participant accounts.  As of December 31, 2010, 6,639,394 shares have been allocated to eligible participants in the DecisionPoint Employee Stock Ownership Plan.  As shares of common stock acquired by the ESOP are committed to be released to each employee, the Company reports compensation expense equal to the current market price of the shares, and the shares become outstanding for earnings per share computations.

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

For the years ended December 31, 2010 and 2009, respectively, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Potential dilutive securities consist of:

	December 31,
	2010	2009

Convertible preferred stock	2,900,000	-
Warrants to purchase common stock	3,105,000	1,105,000
Options to purchase common stock	3,336,121	-

Total potentially dilutive securities	9,341,121	1,105,000

The components of basic and diluted earnings (loss) per common share for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Basic (loss) earnings per common share
Net (loss) income	$(2,208,799)	$343,970

Weighted average common shares outstanding	25,041,304	14,353,837

Basic (loss) earnings per common share	$(0.09)	$0.02

Diluted (loss) earnings per common share
Net (loss) income	$(2,208,799)	$343,970
Effect of assumed conversion of debenture	-	8,055
Net income applicable to diluted EPS	$(2,208,799)	$352,025

Weighted-average common shares outstanding	25,041,304	14,353,837

Dilutive potential common shares:
Effect of assumed conversion of stock options	-	3,532,576
Effect of assumed conversion of preferred stock	-	1,041,781
Effect of assumed conversion of debenture	-	267,123
Effect of assumed conversion of warrants	-	368,886

Diluted weighted-average common shares outstanding	25,041,304	19,564,203

Diluted (loss) earnings per common share	$(0.09)	$0.02

The weighted average basic and diluted shares for the years ended December 31, 2010 and 2009, exclude the ESOP shares that have not been committed to be released of 5,603,830 and 6,404,377, respectively.

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
December 31, 2010 and 2009

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

New Accounting Standards

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

In December 2010, the FASB issued an amendment to the account standards related to the disclosure of supplementary pro forma information for business combinations.  This amendment requires that public entities that present comparative financial statements disclose pro forma revenue and earnings of the combined entity for the periods presented as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  The amendment is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This guidance is therefore effective for the Company’s fiscal year ending December 31, 2011.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 3 – ACQUISITION OF CMAC

On December 31, 2010, pursuant to a Stock Purchase Agreement (the “Purchase Agreement”), the Company acquired all of the issued and outstanding shares of CMAC, a logistics consulting and systems integration provider focused on delivering operational and technical supply chain solutions, headquartered in Alpharetta, Georgia.  CMAC offers complementary professional services in similar markets as DecisionPoint, and as such, the acquisition is expected to provide more professional services and software revenue to the Company, consistent with the Company’s long term plan.  In addition, CMAC's strong presence in the southeast expands DecisionPoint’s presence in this important and growing region of the United States.

The purchase price of $3,150,000 consists of $2,205,000 in cash and 3,269,896 unregistered shares of the Company's common stock, valued at $945,000.  The shares were issued on December 31, 2010, and the cash portion of the purchase price is included in accrued expenses and other current liabilities on the accompanying consolidated balance sheet as of December 31, 2010.  The cash was transferred on January 3, 2011.  The transaction was accounted for using the purchase method of accounting and the operating results for CMAC will be consolidated into the Company’s results of operations beginning on January 1, 2011. The Company acquired gross accounts receivable of $1,651,845 with an allowance for doubtful accounts of $30,000 resulting in a fair value of $1,621,845.

The purchase price was recorded as follows to the identifiable assets acquired and liabilities assumed based on their estimated fair market values on the acquisition date.  The following table summarizes the fair value of the CMAC assets acquired and liabilities assumed:

Cash	$185,865
Accounts receivable and other assets	1,723,002
Intangible assets	2,729,000
Goodwill	648,201
Total Assets	5,286,068

Accounts payable and other liabilities	(2,136,068)

$3,150,000

The fair value of the intangible assets and the estimated useful lives over which they are being amortized on an accelerated basis are:

	Fair Value	Estimated Useful life

Customer relationships	$1,670,000	9 years
Contractor and resume databases	675,000	5 years
Tradename	310,000	5 years
Internal use software	74,000	5 years

	$2,729,000

The transaction resulted in a purchase price allocation of $648,201 to goodwill, representing the financial, strategic and operational value of the transaction to DecisionPoint.  Goodwill is attributed to the premium that the Company was willing to pay to obtain the value of the CMAC business and the synergies created with the integration of key components of a commercial infrastructure.  The total amount of the goodwill acquired is deductible for tax purposes.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Pro Forma Financial Information

The following table summarizes the Company’s unaudited consolidated results of operations as if the CMAC acquisition had occurred on January 1, 2009:

	Year ended December 31,
(000's except per share data)	2010	2009
	(unaudited)

Net sales	$66,492	$55,208
Net loss	$(2,178)	$(228)

Net loss per share - basic and diluted	$(0.08)	$(0.01)

Included in the pro forma consolidated results of operations for the years ended December 31, 2010 and 2009 are the following significant items: (i) amortization of intangible assets of $579,289 and $687,000 for the years ended December 31, 2010 and 2009, respectively (ii) depreciation of fixed assets acquired of $19,000 per year, and (iii) a net decrease in interest expense of $105,000 in 2010 and 2009, respectively.

The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations that would have been reported had the CMAC acquisition been completed as of the beginning of the periods presented, nor should it be taken as indicative of the Company’s future consolidated results of operations.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the years ended December 31, 2010 and 2009 are as follows:

Balance as of December 31, 2009	$4,860,663
Acquisition of CMAC	648,201

Balance as of December 31, 2010	$5,508,864

As of December 31, 2010, the Company’s intangible assets and accumulated amortization consist of the following:

	December 31, 2010
		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$-	$1,670,000
Contractor and resume databases	675,000	-	675,000
Tradename	310,000	-	310,000
Internal use software	74,000	-	74,000

	$2,729,000	$-	$2,729,000

The intangible assets were purchased on December 31, 2010, and therefore, no amortization expense was recorded for the years ended December 31, 2010.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Based on the current amount of intangibles subject to amortization, estimated amortization expense in the next five years is as follows:

2011	$687,000
2012	579,289
2013	471,578
2014	363,867
2015	256,156
Thereafter	371,110

Total	$2,729,000

NOTE 5 – FAIR VALUE MEASUREMENT

The Company defines fair value as the amount at which an asset or liability could be bought or incurred or sold or settled in a current transaction between willing parties, that is, other than in a forced or liquidation sale.  The fair value estimates presented in the table below are based on information available to the Company as of December 31, 2010.

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

The fair value of warrants issued by the Company in connection with private placements of securities was estimated by management in the absence of a readily ascertainable market value.  At December 31, 2009, the Company determined, based upon the Black-Scholes option-pricing model, that the fair value of these warrants was $72,710.  The assumptions used in the Black-Scholes option-pricing model were strike price of $0.30, share price of $0.29, contractual life of 4.5 years, volatility of 61.09% and a risk free interest rate of 2.71%.  Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material In June 2010, the warrants were exercised and their fair value on the exercise date of $80,500 was reclassified from a liability to equity.  The assumptions used in the Black-Scholes option-pricing model were strike price of $0.30, share price of $0.29, contractual life of 4.5 years, volatility of 61.09% and a risk free interest rate of 2.71%.

The following table presents reconciliations for liabilities measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 2), as well as the portion of gains or losses included in income attributable to a realized gain that relates to those liabilities.

Balance - January 1, 2009	$-
Issuances	128,639
Gain (1)	(55,929)
Balance - December 31, 2009	72,710
Loss (1)	7,790
Reclassification to equity upon exercise	(80,500)

Balance - December 31, 2010	$-

(1)	Realized gains and losses are included in other expense in the consolidated statement of operations.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at:

	December 31,
	2010	2009

Computer equipment	$199,192	$174,968
Office furniture and fixtures	87,018	66,667
Leasehold improvements	27,749	27,749
Total property and equipment	313,959	269,384

Less accumulated depreciation and amortization	(213,889)	(216,663)

Property and equipment, net	$100,070	$52,721

Depreciation and amortization expense related to property and equipment for the years ended December 31, 2010 and 2009 totaled $31,702 and $35,493, respectively.

NOTE 7 – LINE OF CREDIT

As of December 31, 2010, the Company has a $7.0 million line of credit, which was subsequently increased to $10.0 million in February 2011 that provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (“Loan Agreement”).  Under the terms of the Loan Agreement, interest accrues at prime plus 4% with a potential interest rate reduction of 0.50% based on future profitability as defined in the Loan Agreement.  The line of credit is secured by substantially all the assets of the Company.  The line of credit matures in February 2013 and is renewable annually for a fee of $85,000.  As of December 31, 2010, the interest rate was 7.25%.  The line of credit has a tangible net worth financial covenant and other non-financial covenants with which the Company has been in compliance.  Availability under the line of credit was $2.6 million as of December 31, 2010.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of December 31, 2010.

For the years ended December 31, 2010 and 2009, the Company’s interest expense, including fees paid to secure lines of credit, totaled $369,926 and $354,534, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

	December 31,
	2010	2009

Salaries and benefits	$1,364,636	$1,364,067
Accrued purchase price for CMAC acquisition	2,205,000	-
Interest payable	481,700	535,412
Professional fees	69,788	169,410
Income taxes payable	-	385,000
Vendor purchases	866,277	410,820
Sales tax payable	176,744	144,177
Other fees and expenses	183,410	514,839

Total accrued expenses and other current liabilities	$5,347,555	$3,523,725

As of December 31, 2009, certain executives of the Company had elected to defer $305,438 of their compensation.  As of December 31, 2010, the deferred compensation balance was $0.  Interest on the deferred compensation accrued at an annual rate of 25% and 16% in 2010 and 2009, respectively.  Interest payable on the deferred compensation was $12,746 as of December 31, 2010.

NOTE 9 – HOLDING SHARES LIABILITY

In March 2006, pursuant to a Stock Purchase Agreement (“Agreement”), the Company acquired the common stock of SBS.  As part of the purchase price, certain employees and directors of SBS agreed to the cancellation of previously issued options to acquire shares of SBS stock in exchange for Company Holding Share equivalents (“Holding Shares”).  The fair value of the Holding Shares was determined to be $380,000 under the terms of the Agreement.  The recipients of these Holding Shares were entitled to receive a cash settlement under one of three settlement options determined by each recipient prior to the closing of the acquisition.  The settlement options were: Option A - settlement of 20% per year of the recipients Holding Shares beginning on May 1, 2006, Option B - settlement of 100% of the recipients Holding Shares on May 1, 2010, or Option C - settlement of the recipients’ Holding Shares on the earliest to occur of the date on which the recipient turns 65, terminates employment, or the Company experiences a change in control (as defined in the Agreement).  For those recipients who elected to defer their cash payments under options B or C, the per-share value is to be re-evaluated, and the related liability adjusted, to reflect changes in the fair value of the underlying stock, based on the fair value of the ESOP share price as determined annually as of December 31st of each subsequent year until maturity.

Future settlements of these Holding Shares as of December 31, 2010 include $20,505 due under option C.  This amount has been adjusted for the change to the fair value of the market price.  All amounts have been classified as current.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 10 – DEBT

Debt as of December 31, 2010 and 2009,consists of the following:

	Balance		Note		Amortization of Note	Conversion	Balance
2010	January 1	Additions	Discount	Payments	Discount	to equity	December 31

Term loan	$-	$3,000,000	$-	-	$-	$-	$3,000,000
Note discount	-		(60,000)	-	-	-	(60,000)
Bank term loan, net	-	3,000,000	(60,000)	-	-	-	2,940,000

Bridge notes	210,000	-	-	(210,000)	-	-	-

Subordinated convertible debt - June 2009	250,000	-	-	(125,000)	-	(125,000)	-
Note discount	(114,583)	-	-	-	114,583	-	-
Subordinated debt, net	135,417						-

Senior subordinated notes	2,500,000	-		(2,500,000)	-	-	-
Note discount	(361,726)	-	-	-	361,726	-	-
Senior subordinated notes, net	2,138,274						-

Total debt	$2,483,691	$3,000,000	$(60,000)	$(2,835,000)	$476,309	$(125,000)	2,940,000

Less current portion							(1,000,000)

Debt, net of current portion							$1,940,000

					Amortization
	Balance		Note		of Note	Conversion	Balance
2009	January 1	Additions	Discount	Payments	Discount	to equity	December 31

2006 term loan	$600,000	$-	$-	$(600,000)	$-	$-	$-
Subordinated debt - CCS	353,800	-	-	(353,800)	-	-	-
Subordinated convertible debt	1,666,024	-	-	(71,500)	-	(1,594,524)	-
Subordinated convertible debt - SBS	1,200,000	-	-	-	-	(1,200,000)	-
Bridge notes	1,000,000	-		(375,000)	-	(415,000)	210,000
Subordinated convertible debt - June 2009	-	250,000	-	-	-	-	250,000
Note discount	-	-	(250,000)	-	135,417		(114,583)
Subordinated debt, net	-	-	-	-	-	-	135,417
Senior subordinated notes	-	2,500,000					2,500,000
Note discount			(369,000)		7,274		(361,726)
Senior subordinated notes, net							2,138,274

Total debt	$4,819,824	$2,750,000	$(619,000)	$(1,400,300)	$142,691	$(3,209,524)	2,483,691

Less current portion							(731,793)

Debt, net of current portion							$1,751,898

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Discounts and costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method and is recorded in interest expense in the accompanying statements of operations.

Term Loan - On December 30, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Loan Agreement"), the Company borrowed $3.0 million from a financial institution (the “Term Loan”).  The Term Loan is due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  The principal amount outstanding under the Term Loan 2010 shall accrue interest at a fixed per annum rate equal to 9%.  A final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized over the 36 month term using the effective interest method.

The Term Loan is secured by substantially all of assets of the Company.  The Loan Agreement includes various customary covenants, limitations and events of default.  Under the Loan Agreement, the Company must maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011 to a minimum fixed charge ratio at least 1.50 to 1.00 over the life of the Term Loan.  The Agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.

Bridge Notes - In June 2007, the Company issued subordinated debt (“Bridge Notes”) totaling $1,000,000 to certain members of management and an outside Director. Concurrent with the completion of the Merger, $415,000 of principal was exchanged for 415 shares of Convertible Series A Preferred Stock.  The remaining Bridge Notes were fully paid in cash in 2010.

Pursuant to the terms of the Bridge Notes, the Company issued fully vested warrants to purchase 130,000 shares of common stock.  The warrant amount was equal to 10% of the principal amount of the Bridge Notes divided by the offering price in any initial public offering under the Securities Act of 1933, as amended.  The warrants have an exercise price of $1.00 and a contractual term of five years.  The warrants were valued at $58,919 and were recorded as a discount to the Bridge Notes and a credit to additional paid-in capital.

Subordinated Convertible Debt - June 2009 – Immediately following the completion of the Merger in June 2009, pursuant to a Securities Purchase Agreement, the Company issued a convertible subordinated debenture (the “Note”) with a face value of $250,000, net of an Original Issue Discount of 10% and issuance costs of $32,500 with net proceeds totaling $192,500.  Interest on the Note accrues at 6% per annum and is due monthly.  Principal and any remaining accrued but unpaid interest were due in June 2010.  The Note converts at the option of the holder into shares of the Company’s common stock at $0.50 per share.  The terms of the Note contain a conversion adjustment provision in the event that the Company issues common shares at a price below the conversion price of the Note.  In December 2009, the conversion price of the Note was reduced to $0.30 per share due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders (see below).  During 2010, the holder converted $125,000 of the principal balance into 416,667 shares of the Company’s common stock.  The remaining $125,000 was paid in cash.

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

In December 2009, the warrants were re-priced to $0.30 per due to the issuance of common shares at $0.30 per share to the Senior Subordinated Note holders (see below).  The Company determined that the fair value of the warrants was $80,500 and $72,710 on June 23, 2010 (the date exercised) and December 31, 2009, respectively.  Gains and losses on the change in the value of the warrants are recorded in other expense in the accompanying condensed consolidated statements of operations.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Senior Subordinated Notes - On December 16, 2009, the Company entered into a Securities Purchase Agreement (‘Financing Agreement”) with four purchasers pursuant to which it issued $2,500,000 of non-convertible senior secured promissory notes (the “Notes”).  The Notes bear interest at a rate of 15% per annum and mature on May 31, 2011.  Partial monthly amortization payments are due as follows; a) $50,000 from March 31, 2010 to May 31, 2010, b) $75,000 from June 30, 2010 to August 31, 2010, c) $100,000 from September 30, 2010 to November 30, 2010, and $125,000 from December 31, 2010 to April 30, 2011.  The balance and all accrued but unpaid interest is due on May 31, 2011. For all repayments of principal before November 30, 2010, the Company shall pay 107% of the principal payments to the purchasers.  For all repayments of principal after November 30, 2010, the Company shall pay 114% of the principal to the purchasers.  The principal premium would be recorded as interest expense.  Interest payments of 15% per annum are due monthly in arrears beginning on December 31, 2009.  On November 30, 2010 the Company paid a fee equal to 1.5% of the aggregate outstanding principal balance, approximately $29,000 which was recorded as a deferred financing cost.  On December 31, 2010, in conjunction with the acquisition of CMAC and the Term Loan financing, the Company paid the remaining principal and interest on the Notes.  Prepayment penalties totaled approximately $125,000.  All unamortized deferred financing costs and note discounts were charged to interest expense at that time.

Pursuant to the terms of the Financing Agreement, the Company issued 500,000 shares of common stock.  The common stock was valued at $0.30 per share, the closing price of the stock on the date of the agreement, and is recorded as a deferred financing cost in the accompanying consolidated balance sheets.  Other expenses related to the issuance of the Notes of $177,193 and closing fees of $75,000 were also included in deferred financing costs which were being amortized to interest expense over the term of the Notes using the straight-line method which approximates the effective interest method.  The unamortized balance of the deferred costs was expensed on December 31, 2010 upon the full repayment of the Notes.

As part of the Financing Agreement, the Company also issued warrants to purchase 2,000,000 shares of common stock, of which 1,000,000 have an exercise price of $0.50 per share, and 1,000,000 have an exercise price of $0.60 per share.  The warrants are fully vested and have a contractual term of five years.  The warrants were valued at $369,000 and have been recorded as a discount to the Notes and a credit to additional paid-in capital.  The unamortized balance of the note discount was expensed on December 31, 2010 upon the full repayment of the Notes.

Subordinated Debt - CCS - In December 2003, in connection with the acquisition of CCS, the Company issued subordinated debt with a three year term in the amount of $650,000 to the original owner of CCS.  In December 2006, the holder agreed to continue interest only payments and to extend the maturity date of the then current principal balance of $353,800 for successive one year periods.  In January 2009, the terms of the agreement were modified to extend the maturity date to November 30, 2009, at which time the debt was paid in full.

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

Subordinated Convertible Debt - SBS - During March 2006, the Company purchased all of the issued and outstanding stock of SBS.  As part of the payment for the purchase of its common stock, the shareholders of SBS agreed to take subordinated convertible debt in the aggregate amount of $1,200,000.  Concurrent with the completion of the Merger, the entire amount of the debt was converted into 4,152,902 shares of the Company’s common stock.

For years ended December 31, 2010 and 2009, the Company’s interest expense related to the above debt, including all extension and commitment fees, totaled $1,843,297 and $499,983, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 11 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

(a) Common Stock

In August 2009, the Company issued 200,000 common shares in exchange for services provided by an outside third party to the Company.  The fair value of the shares was $0.90 per share, or $180,000, the closing price on the date the shares were issued.  The service contract was for six months, therefore, the fair value of the shares was recorded as a prepaid expense on the accompanying consolidated balance sheet and was amortized over the life of the agreement.

Pursuant to the terms of the Financing Agreement entered into in December 2009, the Company issued 500,000 shares of common stock.  The fair value of the common stock was $0.30 per share, the closing price of the Company’s common stock on the date of the agreement, and was recorded as a deferred financing cost in the accompanying consolidated balance sheets.

On June 23, 2010, the Company issued 416,667 shares of common stock upon the conversion of $125,000 of principal by the holder of the June 2009 subordinated convertible debt (Note 10).  In addition, the holder exercised 500,000 warrants pursuant to a cashless exercise resulting in the issuance of 134,146 common shares based on the 10-day trailing average price of the Company’s common stock.  To induce the holder to exercise the warrants, the Company issued an additional 215,854 shares of common stock to the holder.  The shares were valued at $77,707 based on the closing price of the stock on the day prior to the transaction and are recorded in other expense in the accompanying consolidated statement of operations for the year ended December 31, 2010.

During the year ended December 31, 2010, the Company issued 1,011,125 shares of common stock in exchange for services provided over various contract periods. The shares were valued based on the share price on the date of their respective agreements. Total cost related to these shares was $350,520.

During the year ended December 31, 2010, the Company issued 3,001,598 shares of common stock upon the exercise of employee stock options.  Total cash received was $623,532.

On December 31, 2010, the Company issued 3,269,896 shares of common stock valued at $945,000 as part of the purchase price of CMAC.

(b) Series A and Series B Cumulative Convertible Preferred Stock

On June 8, 2009, the Company designated up to 10,000 shares of the Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  On December 7, 2010, the Company designated up to 10,000 shares of the Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series B Preferred Stock.  The rights and preferences of the Series A and Series B Preferred Stock (collectively, the “Preferred Stock”) are summarized as follows:

Dividends - The holders of the Preferred Stock shall be entitled to receive, when, as, and if declared by the Board of Directors, dividends at an annual rate of 8% of the stated value.  Dividends shall be cumulative and shall accrue on each share of the outstanding Preferred Stock from the date of its issue.

Voting Rights - The Preferred Stock shall have no voting rights except on matters affecting their rights or preferences.

Liquidation - Upon any liquidation, dissolution or winding-up of the Company, the holders of the Preferred Stock shall be entitled to receive an amount equal to the stated value per share plus any accrued and unpaid dividends before any payments shall be made to the holders of any common stock or hereinafter issued preferred stock.  The Series A Preferred has preference over the Series B Preferred in liquidation.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Conversion - Each share of Series A Preferred Stock shall be convertible, at the option of the holder, at a conversion price of $0.50 per share. Each share of Series B Preferred Stock shall be convertible, at the option of the holder, at a conversion price of $0.40 per share.

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

During December 2010, the Company issued and sold 380 shares of Series B Preferred Stock to a Director of the Company and an unrelated third party for a cash purchase price of $380,000, which is equal to the stated value of $1,000 per share. Of the total shares sold, 80 were sold to a Director of the Company.

(c) Warrants

In connection with the issuance of the Series A Preferred Stock described above, the Company issued two classes of fully vested warrants to purchase 975,000 total shares of common stock in total.  For each share of Convertible Series A Preferred Stock, the investor received a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.00 per share (“Class A Warrants”) and a warrant, exercisable on or before June 18, 2012, to purchase 500 shares of common stock with an exercise price of $1.25 per share (“Class B Warrants”).  The fair value of the warrants of $142,740 and $104,520 for the Class A Warrants and Class B warrants, respectively, was determined based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 3 years, expected volatility 40.72%, expected dividend yield of 0%, and a risk-free interest rate of 1.76%.  The warrants were recorded as additional paid-in capital and are all exercisable and outstanding as of December 31, 2010.

In connection with the Bridge Notes, in June 2007, the Company issued 130,000 fully vested warrants to purchase common stock at an exercise price of $1.00 per share.  The warrants were valued at $58,919 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 5.03%.  The warrants were recorded as a discount to the Bridge Notes and a credit to additional paid-in capital and are all exercisable and outstanding as of December 31, 2010.

Immediately following the Merger, the Company issued a debenture in the amount of $250,000 including fully vested warrants to purchase up to 500,000 common shares with an exercise price of $0.50 per share.  The warrants were valued at $314,850 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 2.71%.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.  The warrants were recorded as a discount to the Note and as a current liability of $128,639, based on the relative fair value allocated between the warrants and the Note (see Note 7).  On December 31, 2009 the Company determined that the current fair value of the warrants was $72,710, and recorded a gain on the change in the value of $55,929.  In June 2010, the warrants were exercised and their fair value on the exercise date of $80,500 was reclassified from warrant liability to equity, and a loss of $7,790 was recorded in other expense in the accompanying condensed consolidated statements of operations for the year ended December 31, 2010.

In connection with the Senior Subordinated Notes, the Company issued fully vested warrants to purchase 2,000,000 shares of common stock.  Of this amount, 1,000,000 have an exercise price of $0.50 (Warrant A) and 1,000,000 have an exercise price of $0.60 (Warrant B).  The warrants were valued at $369,000 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $0.30, contractual term 5 years, expected volatility 92.37%, expected dividend yield of 0%, and a risk-free interest rate of 2.23%.  The warrants were recorded as a discount to the Senior Subordinated Notes and a credit to additional paid-in capital.  The warrants are all exercisable and outstanding as of December 31, 2010.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following summarize s information about the Company’s common stock warrants as of December 31, 2010:

			Weighted	Weighted
	Total	Total	Average	Average
	Warrants	Warrants	Exercise	Fair
	Outstanding	Exercisable	Price	Value

Warrants to purchase common stoock	3,105,000	3,105,000	$0.75	$0.22

NOTE 12 - ESOP PLAN

In December 2003, the Company formed an Employee Stock Ownership Plan (the “ESOP”) and loaned the ESOP $1,950,000 (the “ESOP Note”) that the ESOP Trust (“Trust”) used to acquire 8,162,557 shares of the of the Company’s stock from its former stockholder for $1,300,000 and 4,080,667 shares from the Company for $650,000.  The ESOP Note bears interest at a rate of 5.25% with annual principal and interest payments and has a 15-year term.  The amount owed to the Company under the Note as of December 31, 2010 and 2009, was $1,023,563 and $1,142,101, respectively.  The ESOP Note is reflected in the accompanying consolidated balance sheet as unearned ESOP shares in stockholders’ deficit.

The ESOP covers all non-union employees.  Employees are eligible to participate in the Plan after three months of service.  Plan participants start vesting after two years of participation and are fully vested after six years of participation.  ESOP contributions are determined annually by the Board of Directors, and are a minimum $130,000 per year, to repay the ESOP Note held by the Company.  The Company’s contribution expense for the year ended December 31, 2010 was $178,498 representing $118,538 for the ESOP principal payment and $59,960 for the ESOP interest.  The Company’s contribution expense for the year ended December 31, 2009, was $178,498 representing $112,625 for the ESOP principal payment and $65,873 for the ESOP interest.  The ESOP Note is secured by the unallocated Company stock held by the Trust.

ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts are calculated on an annual basis by an outside, independent financial advisor. The ESOP held 5,603,830 shares of unallocated Company stock and 6,639,394 shares of allocated Company stock as of December 31, 2010.  As of December 31, 2009, the ESOP held 6,404,377 shares of unallocated Company stock and 5,838,847 shares of allocated Company stock.

Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  Dividends received on ESOP shares are allocated based on shares held for the benefit of each participant and used to purchase additional shares of stock for each participant.  The Company has not received any dividends since the inception of the plan.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for 2010 and 2009 was $272,449 and $178,498, respectively.  For 2010, the fair value of the shares was $0.34 per share, based on the average of the daily market closing share price.  The fair value of the shares as of December 31, 2009, was determined by an outside third party valuation firm to be $0.26 per share.

ESOP shares as of December 31, 2010 and 2009 were as follows:

	December 31,
	2010	2009

Allocated shares	5,838,847	5,038,087
Shares committed for allocation	800,547	800,760
Unallocated shares	5,603,830	6,404,377
Total ESOP shares	12,243,224	12,243,224

Fair value of unreleased shares at December 31	$1,513,034	$1,473,007

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 13 - STOCK OPTION PLAN

In January 2004, the Company established the 2004 Incentive and Non-Incentive Stock Option Plan (“2004 Plan”) which was originally adopted by the Board of Directors of DecisionPoint and was assumed by the Company on June 18, 2009, in connection with the Merger.  The 2004 Plan authorizes 6,592,976 shares of common stock for issuance.  Under the 2004 Plan, common stock incentives may be granted to officers, employees, directors, consultants, and advisors.  Incentives under the Plan may be granted in any one or a combination of the following forms: (a) incentive stock options and non-statutory stock options; (b) stock appreciation rights (c) stock awards; (d) restricted stock and (e) performance shares.

In June 2009, the Company  established the DecisionPoint Systems, Inc. Incentive Stock Plan ("2009 Plan") to retain directors, executives and selected employees and consultants and reward them for making contributions to the success of the Company.  These objectives are accomplished by making long-term incentive awards under the 2009 Plan in the form of stock options, stock awards and restricted stock purchase offers.  The total number of common shares which may be purchased or granted under the 2009 Plan shall not exceed 1,000,000.  There were no options granted under the 2009 Plan as of December 31, 2010.

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

A summary of the status of the Plans as of December 31, 2010, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2010	1,034,879	6,558,097	$0.23
Granted	-	-	-
Exercised	-	(3,001,598)	0.21
Forfeited	220,378	(220,378)	0.31
December 31, 2010	1,255,257	3,336,121	$0.24	$116,000

Exercisable options at December 31, 2010		2,746,968	$0.23	$112,000

The total intrinsic value of awards exercised during the year ended December 31, 2010 was $173,000.  No awards were exercised during the year ended December 31, 2009. The total fair value of awards vested for the years ended December 31, 2010 and 2009 was $38,332 and $79,445, respectively.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following table summarizes information about stock options outstanding as of December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
Range of		Remaining	Average		Remaining	Average
Exercise	Number	Contractual	Exercise	Number	Contractual	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Life (Years)	Price

$0.20 - $0.31	3,336,121	4.72	$0.24	2,746,968	4.40	$0.23

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  The fair value of options granted to employees during the year ended December 31, 2009, (no options were granted during the year ended December 31, 2010) was estimated using the Black-Scholes option-pricing model with the following assumptions:

Expected term	5 years
Expected volatility	44.19%
Dividend yield	0%
Risk-free interest rate	1.87%

Due to the limited time that the Company’s common stock has been publicly traded, management estimates expected volatility based on the average expected volatilities of a sampling of five companies with similar attributes to the Company, including: industry, size and financial leverage.  The expected term of the awards represents the period of time that the awards are expected to be outstanding. Management considered expectations for the future to estimate employee exercise and post-vest termination behavior.  The Company does not intend to pay dividends in the foreseeable future, and therefore has assumed a dividend yield of zero.  The risk-free interest rate is the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term of the awards.

The Company has no historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures.

Employee stock-based compensation costs for the years ended December 31, 2010 and 2009, was $38,437 and $50,961, respectively, and is included in selling, general and administrative expense in the accompanying consolidated statements of operations.  As of December 31, 2010, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $46,816 which is expected to be recognized over a weighted-average vesting period of 1.72 years.

The weighted-average fair value on the grant date of options granted to employees during the year ended December 31, 2009 was $0.26.  The Company did not grant any stock options during 2010.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.   The executive offices and West coast sales and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  The Company had sub-leased this facility from an affiliate (Note 17) at a monthly rental expense of $11,763, which expired in July 2010 and effectively terminated the sub-lease arrangement.  The Company has entered into a new lease with the building’s landlord (an unrelated third party) under similar terms and conditions for a one year period expiring in July 2011, and subject to cancellation any time after six months upon notice to the landlord.

The Company has an ancillary administration office located in Parsippany, New Jersey where the Company leases 3,600 square feet.  The lease expires in June 2011.  In addition, the Company has a lease for 3,000 square feet in Shelton, Connecticut for its East coast sales and operations which expires in April 2015 and 4,000 square feet in Essex, New Jersey for its East coast depot operation which expires in June 2011.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company has an administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purpose.  The lease expires in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in November 2011.

Rent expense for the years ended December 31, 2010 and 2009, was $290,937 and $321,014, respectively.

The aggregate remaining future minimum payments under these leases expiring after December 31, 2010, are as follows:

Years ending December 31:
2011	$357,217
2012	191,965
2013	191,923
2014	190,811
2015	62,552

$994,468

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on the operating results or financial position of the Company.

During 2009 and 2010, the Company was a creditor in a bankruptcy filing from one of its customers which revolves around ‘preference payments’ received 90 days prior to the actual bankruptcy filing date.  The total amount of the potential claim was $182,000 which the Company recorded as a liability as of December 31, 2009.  Based upon counsel’s advice and knowledge of bankruptcy proceedings, Company reversed $88,000 of the liability in the third quarter of 2010.  During the fourth quarter the bankruptcy was settled and the Company returned $15,000 to the customer.  The remaining liability of $79,000 was reversed.

NOTE 15 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2010 and 2009 is as follows (all amounts are approximate):

	December 31,
	2010	2009
Current income tax expense:
Federal	$(257,000)	$322,000
State	6,000	61,000
	(251,000)	383,000
Deferred income tax expense (benefit):
Federal	(437,000)	(2,034,000)
State	-	(47,000)
	(437,000)	(2,081,000)
Valuation allowance	767,000	1,769,000

Income tax expense	$79,000	$71,000

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009

Allowance for doubtful accounts	$86,000	$133,000
Inventory reserve and uniform capitalization	75,000	107,000
Accrued expenses and other liabilities	373,000	509,000
Unearned revenue	802,000	887,000
Net operating loss carryforward	1,245,000	518,000
Other assets	-	4,000
Valuation allowance	(2,526,000)	(1,769,000)
Deferred tax assets - current	55,000	389,000

Other assets	4,000	-
Property and equipment	4,000	(4,000)
Intangibles	2,000	-
Valuation allowance	(10,000)	-
Deferred tax assets	-	(4,000)

Total net deferred tax asset	$55,000	$385,000

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	Amount	Rate (%)	Amount	Rate (%)

Tax at the Federal statutory rate	$(724,000)	34.0	$141,000	34.0
State taxes	4,000	(0.2)	9,000	2.2
Permanent differences	270,000	(12.7)	89,000	21.4
Valuation allowance	767,000	(36.0)	1,769,000	426.3
Miscellaneous	(238,000)	11.2	-	-
Impact of change from S to
C Corporate tax status	-	-	(1,937,000)	(466.8)

Effective tax rate	$79,000	(3.7)	$71,000	17.1

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

The Company has net operating loss carryforwards available in certain jurisdictions to reduce future taxable income.  Future tax benefits for net operating loss carryforwards are recognized to the extent that realization of these benefits is considered more likely than not.  This determination is based on the expectation that related operations will be sufficiently profitable or various tax business and other planning strategies will enable the Company to utilize the net operating loss carryforwards.  The Company’s evaluation of the realizability of deferred tax assets considers both positive and negative evidence.  The weight given to potential effects of positive and negative evidence is based on the extent to which it can be objectively verified.  For the year ended December 31, 2010, the Company recorded a valuation allowance related to the temporary items as it was determined it is more likely than not that the Company will not be able to fully use the assets to reduce future tax liabilities.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The adoption of ASC 740-10 at January 1, 2009, had no impact on the Company’s financial statements.  At December 31, 2010, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company will recognize any interest and penalties as a component of income tax expense.

The Company is subject to U.S. federal income tax as well as income taxes in various state jurisdictions.

NOTE 16 - PROFIT SHARING PLAN

The Company maintains a 401(k) Profit Sharing Plan (“401k Plan”).  Employees who are 21 years of age and have performed 90 days of service are eligible to participate.  Each year, employees can make salary contributions of up to 25% of their salary.  The Company matches 100% of employee contributions up to 3% of eligible employee compensation and 50% of employee contributions of 3% to 5% for a total of 4% of employee compensation.  Employer contributions to the 401k Plan were $228,240 and $212,250, for the years ended December 31, 2010 and 2009, respectively.

NOTE 17 - RELATED PARTIES

The Company purchases and sells certain products and services from a separate corporate entity which is wholly owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2010 and 2009, the Company purchased products and services for $819,000 and $197,000, respectively, from this affiliate.  Sales to this affiliate during the years ended December 31, 2010 and 2009, were $436,000 and $590,000, respectively.  These sales to the affiliate were at no incremental margin over the Company’s actual cost.  Amounts due to this affiliate included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, are $100,000 and $0, respectively.  Amounts due from this affiliate included in accounts receivable in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, are $0 and $70,000 respectively.  Additionally, until July 2010, the Company had sub-leased its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763.

The Company has accounts payable to its CEO and its CFO, of $1,118,000 and $994,000 at December 31, 2010 and 2009, respectively.  The outstanding balance had previously accrued interest at 16% per annum.  Beginning in 2010, the Board of Directors approved an increase in the interest rate to 25% per annum.  As of December 31, 2010 and 2009, the Company’s accrued interest balance was $0 and $180,000, respectively, on the accounts payable to the CEO and $105,000 and $146,000, respectively, on the accounts payable to the CFO.  As of December 31, 2010 and 2009, the Company’s deferred compensation payable was $0 and $101,000 to the CEO and $0 and $125,000 to the CFO, respectively.  The balance of the accounts payable consists of purchases of products and services made on behalf of the Company, deferred compensation, unreimbursed company travel expenses and interest on the accounts payable.

The Company sold 80 shares of its Series B Preferred Stock to a Director of the Company.  The shares were sold at the same price as 300 additional shares sold to an independent third party.

NOTE 18 - SUBSEQUENT EVENT

On October 20, 2010, the Company signed a merger agreement with Comamtech, Inc. (“Comamtech”) and 2259736 Ontario Inc., a wholly-owned subsidiary of Comamtech.  Comamtech is a registered reporting issuer with the U.S. Securities and Exchange Commission.  Comamtech is headquartered in Canada and has its shares quoted on the OTC Bulletin Board.

Pursuant to the merger agreement, the Company will merge with 2259736 Ontario Inc.  Comamtech will acquire all of the outstanding common shares of the Company at an exchange ratio of 1 Comamtech share for every 8 outstanding common shares held by the Company’s shareholders, for a total issuance of approximately 4.2 million common shares.  Outstanding warrants, options and preferred shares will be converted at the same ratio.  The Company’s current shareholders are expected to retain approximately 71% of the surviving company's outstanding shares on a fully diluted basis.  The transaction is intended to be a tax free exchange for Federal income tax purposes.  After the merger, the surviving legal entity will be named DecisionPoint Systems, Inc.  The board of directors of the surviving legal entity will be the Company’s current directors along with two of Comamtech’s current directors.  The Company’s current management will be the management of the surviving legal entity.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The Company anticipates that at the date of closing, Comamtech will have approximately $3.5 million in cash and installment receivables of $5.4 million.  The transaction will be accounted for as a reverse acquisition with the purchase price based on the closing price of the Company’s stock at the date prior to the closing of the transaction.

The agreement is subject to the written consent of a majority of the Company’s shareholders and approval by the shareholders of Comamtech, approval of the Ontario Superior Court of Justice  as well as other customary closing conditions.

In February 2011, pursuant to an amendment to a loan agreement with a financial institution, the line of credit was renewed for an additional two year period and the amount available for borrowing was increased to $10.0 million.  We paid an annual renewal fee of $100,000.