Form 10-Q
period 2011-03-31
DecisionPoint Systems, Inc.
filed 2011-05-23
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the SecuritiesExchange Act of 1934

For the quarterly period ended March 31, 2011
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

The number of shares of common stock, par value $0.001 per share of DecisionPoint Systems, Inc, issued and outstanding as of the close of business on May 20, 2011 was 36,749,286.

DECISIONPOINT SYSTEMS, INC.

Signatures	20

PART I.                      FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS		(Restated)
Current assets
Cash and cash equivalents	$402,337	$315,169
Accounts receivable, net	9,423,947	12,575,597
Inventory, net	1,149,844	898,465
Deferred costs	3,452,895	3,562,654
Deferred tax assets	55,000	55,000
Prepaid expenses	192,752	457,863
Total current assets	14,676,775	17,864,748

Property and equipment, net	101,893	100,070
Other assets, net	152,712	173,465
Deferred costs, net of current portion	1,275,889	1,414,851
Goodwill	5,538,466	5,508,864
Intangible assets, net	2,600,249	2,729,000
Total assets	$24,345,984	$27,790,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$9,869,568	$10,364,368
Accrued expenses and other current liabilities	2,834,260	5,368,060
Line of credit	4,875,326	4,364,221
Current portion of debt, net of discount	2,695,000	1,000,000
Unearned revenue	6,742,302	5,714,434
Total current liabilities	27,016,456	26,811,083

Long term liabilities
Unearned revenue, net of current portion	1,657,511	1,850,440
Debt, net of current portion and discount	-	1,940,000
Interest payable	60,000	60,000
Total liabilities	28,733,967	30,661,523

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000 designated Series A Cumulative Convertible Preferred, and 10,000 designated Series B Cumulative Convertible Preferred,
1,355 shares issued and outstanding including preferred
dividends of $157,838 and $130,738, respectively	1,512,838	1,485,738
Common stock, $0.001 par value, 100,000,000 shares
authorized, 36,749,286 shares issued and outstanding	36,749	36,749
Additional paid-in capital	8,150,615	8,076,588
Accumulated deficit	(13,095,812)	(11,446,037)
Unearned ESOP shares	(992,373)	(1,023,563)
Total stockholders’ deficit	(4,387,983)	(2,870,525)

Total liabilities and stockholders' deficit	$24,345,984	$27,790,998

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months ended March 31,
	2011	2010
		(Restated)

Net sales	$12,800,958	$11,072,263

Cost of sales	10,477,349	9,035,968

Gross profit	2,323,609	2,036,295

Selling, general and administrative expense	3,492,975	2,435,365

Operating loss	(1,169,366)	(399,070)

Other expense:
Interest expense, net	281,596	469,811
Other expense, net	164,085	320,685
Total other expense	445,681	790,496

Net loss before income taxes	(1,615,047)	(1,189,566)

Provision for income taxes	7,628	41,475

Net loss	(1,622,675)	(1,231,041)

Cumulative preferred stock dividends	(27,100)	(19,500)

Net loss attributable to common shareholders	$(1,649,775)	$(1,250,541)

Net loss per share -
Basic and diluted	$(0.05)	$(0.06)

Weighted average shares outstanding -
Basic and diluted	31,345,556	22,612,924

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,622,675)	$(1,231,041)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	11,666	8,431
Amortization of deferred financing costs and note discount	35,860	204,365
Employee stock-based compensation	74,027	22,911
Amortization of intangible assets	128,751	-
Allowance for doubtful accounts	20,000	-
Non-employee stock-based compensation	-	99,200
ESOP compensation expense	31,190	29,635
Loss on change in fair value of warrant liability	-	89,590
Deferred tax assets	-	25,000
Changes in operating assets and liabilities:
Accounts receivable	3,131,650	3,092,967
Inventory, net	(251,379)	(1,006,217)
Deferred costs	248,721	291,319
Prepaid expenses	265,111	(39,011)
Other assets	(6,070)	(8,291)
Accounts payable	(494,800)	629,952
Accrued expenses and other current liabilities	(2,533,800)	(892,652)
Unearned revenue	834,939	(854,390)
Net cash (used in) provided by operating activities	(126,809)	461,768

Cash flows from investing activities
Capital expenditures	(13,489)	(3,656)
Net cash used in investing activities	(13,489)	(3,656)

Cash flows from financing activities
Borrowings (repayments) from line of credit, net	511,105	(110,197)
Repayment of debt	(250,000)	(171,729)
Paid financing costs	(33,639)	(101,066)
Holding share liability	-	(49,410)
Net cash provided by (used in) financing activities	227,466	(432,402)
Net increase in cash and cash equivalents	87,168	25,710
Cash and cash equivalents at beginning of period	315,169	140,740
Cash and cash equivalents at end of period	$402,337	$166,450

Supplemental disclosure of non-cash activities:
Interest paid	$142,068	$140,824
Income taxes paid	$625	$5,504

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS

Description of Business

DecisionPoint Systems, Inc., (“DecisionPoint”, “Company”) is an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification (“RFID”) readers.  The Company also provides professional services including consulting, proprietary and third party software and software customization as an integral part of its customized solutions for its customers.

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 18, 2009, the Company completed a merger transaction (the “Merger”) whereby DecisionPoint Systems Holding, Inc., a California corporation (“Holding”) merged with and into DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DPS Group”).  This transaction was treated as a stock split for accounting purposes.  Following the Merger, the business conducted by the Company is now the business conducted by DPS Group prior to the Merger.  In addition, the directors and officers of the Company were replaced by the directors and officers of DPS Group.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.  The unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements.  In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all of the adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows of the Company at the dates and for the periods indicated.  The interim results for the period ended March 31, 2011, are not necessarily indicative of results for the full 2011 fiscal year or any other future interim periods.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, DPS Group and CMAC, Inc. (“CMAC”).   CMAC was acquired by the Company on December 31, 2010, and as such, the operating results of CMAC are included in the Company’s consolidated results of operations beginning on January 1, 2011.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company operates in only one business segment. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the recorded amounts reported therein.  Actual results could differ from those estimates.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  The Company evaluates its estimates and assumptions on a regular basis.  The Company uses historical experience and various other assumptions that are believed to be reasonable under the circumstances to form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ materially from these estimates and assumptions used in preparation of the consolidated financial statements.

These unaudited condensed consolidated financial statements have been prepared by management and should be read in conjunction with the audited consolidated financial statements of DecisionPoint Systems, Inc. and notes thereto for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Summary of Significant Accounting Policies

There have been no significant changes to the Company's significant accounting policies during the three months ended March 31, 2011.  See Footnote 2 of the Company's consolidated financial statements included in the Company's 2010 Annual Report on Form 10-K filed on March 16, 2011, for a comprehensive description of the Company's significant accounting policies.

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes have been reclassified to conform to the current period presentation.

Restatement - The Company has determined that it’s previously issued consolidated financial statements for the year ended December 31, 2010 and for the three months ended March 31, 2010 contained errors.  As part of the financial statement review, it was determined that certain accounting policies had not been applied properly in the prior periods.

The errors are comprised of the following:

a)
the previously reported deferred costs of $4,977,505 and unearned revenue of $7,564,874 at December 31, 2010, included amounts related to service periods extending beyond one year from the balance sheet date.  Accordingly, management reclassified approximately $1.4 million of deferred costs and $1.9 million of unearned revenue as non-current as of December 31, 2010, in the accompanying condensed consolidated balance sheet.

b)	the preferred stock previously reported at $1 as of December 31, 2010, was corrected to reflect the liquidation preference of the preferred shares.

c)
during the three months ended March 31, 2011, the Company noted that cumulative dividends on preferred stock had not been properly accrued for in prior years and interim periods.  Cumulative preferred dividends totaled $130,578 from the date of issuance of the Series A Preferred and Series B Preferred through December 31, 2010.  Total cumulative preferred dividends for the three months ended March 31, 2010 totaled $19,500.

Management has evaluated the effects of these errors and determined that the impact of the errors is not material to the financial statements taken as a whole and as such will not be required to file an amended 10-K or 10-Q, but rather will correct the errors in the subsequent 10-Q and 10-K filings.

New Accounting Standards

In December 2010, the FASB issued guidance which modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity must consider whether there are any adverse qualitative factors indicating impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  This guidance is therefore effective for the Company’s fiscal year ending December 31, 2011.  The Company expects that this guidance may materially impact its annual assessment of goodwill (or such assessment at an interim period if so determined to be required).

NOTE 3 – LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the loss available to common shareholders by the weighted-average number of common shares outstanding.  Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  The weighted-average basic and diluted shares for the three months ended March 31, 2011 and 2010, exclude approximately 5.4 million and 6.2 million, respectively, ESOP shares that have not been committed to be released.

As disclosed above under Restatements in Note 2, the previously reported net loss in the computation of net loss per share for the three months ended March 31, 2010, was corrected to reflect the accumulated dividends associated with the cumulative preferred stock.  This correction increased the net loss attributable to common shareholders and effectively increased the net loss per share from $(0.05) to $(0.06).

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Potentially dilutive securities include:

	March 31,
	2011	2010

Convertible preferred stock	2,900,000	1,950,000
Convertible note payable	-	500,000
Warrants to purchase common stock	3,105,000	3,605,000
Options to purchase common stock	3,336,121	6,558,097

Total potentially dilutive securities	9,341,121	12,613,097

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

		Accumulated
	Gross	Amortization	Net

Customer relationships	$1,670,000	$69,750	$1,600,250
Contractor and resume databases	675,000	33,750	641,250
Tradename	310,000	16,000	294,000
Internal use software	74,000	9,250	64,750

	$2,729,000	$128,750	$2,600,250

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

As of December 31, 2010, the balance sheet of CMAC reflected an asset related to the cash surrender value of officers’ life insurance in the amount of $29,602.  Subsequent to the acquisition, the Company determined that the asset should have been transferred to the respective officers of CMAC effective on the date of the acquisition and as such, has adjusted goodwill to reflect the write off of the asset.  No other changes to goodwill have occurred from December 31, 2010 through March 31, 2011.

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, line of credit and long-term debt.  The carrying values of the short term financial instruments approximates their fair values at March 31, 2011 and December 31, 2010, due to their short-term maturities.  The carrying value of the Company’s long-term debt approximates its fair value, net of a discount.

NOTE 6 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).  Under the Loan Agreement the lender has also provided the Company with a term loan as discussed at Note 7.  The Loan Agreement is secured by substantially all the assets of the Company and matures in February 2013.  As of March 31, 2011, the interest rate is 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500, payable immediately.  Absent a modification to the existing loan covenants, it is probable that the Company will not be in compliance with certain covenants in the subsequent interim period.  Accordingly, all obligations with such lender have been classified as current obligations.  The Company is working with its lender in the second quarter to renegotiate such covenants.

Availability under the line of credit was $2.46 million as of March 31, 2011.

The line of credit allows the Company to cause the issuance of letters of credit on account of the Company to a maximum of the borrowing base as defined in the Loan Agreement.  No letters of credit were outstanding as of March 31, 2011 or December 31, 2010.

For the three months ended March 31, 2011 and 2010, the Company’s interest expense, including fees paid to secure the line of credit, totaled $122,839 and $63,344, respectively.

NOTE 7 –LONG TERM DEBT

Long term debt as of March 31, 2011, consists of the following:

	Balance			of Note	Balance
Debt	January 1	Additions	Payments	Discount	March 31,

Term loan	$3,000,000	$-	$(250,000)		$2,750,000
Note discount	(60,000)	-	-	5,000	(55,000)
Term loan, net	2,940,000	-	(250,000)	5,000	2,695,000

Less current portion					(2,695,000)

Debt, net of current portion					$-

The Company’s debt is recorded at par value adjusted for any unamortized discounts.  Costs directly related to the issuance of debt are capitalized and amortized over the life of the debt using the effective interest rate method.  Deferred financing costs are included in other assets in the accompanying unaudited condensed consolidated balance sheets.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Term Loan - On December 31, 2010, pursuant to an Assumption and Amendment to Loan and Security Agreement (the "Loan Agreement"), the Company borrowed $3.0 million from a financial institution (the “Term Loan”).  The Term Loan is due in 36 equal monthly installments of principal plus interest beginning on February 1, 2011.  The principal amount outstanding under the Term Loan shall accrue interest at a fixed rate equal to 9% per annum.  A final payment equal to 2% of the aggregate amount of the Term Loan is due on the earlier of the maturity date or the date the Term Loan is prepaid.  This final payment of $60,000 has been recorded as a discount to the Term Loan, which is being amortized to interest expense over the 36 month term using the effective interest method.

The Term Loan is secured by substantially all of assets of the Company.  The Loan Agreement includes various customary covenants, limitations and events of default.  Under the Loan Agreement, the Company must, among other requirements, maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011 to a minimum fixed charge ratio at least 1.50 to 1.00 over the life of the Term Loan.  The Agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.  As discussed in Note 6, as of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500, payable immediately.  Absent a modification to the existing loan covenants, it is probable that the Company will not be in compliance with certain covenants in the subsequent interim period.  The Company is working with its lender in the second quarter to renegotiate such covenants.

For the three months ended March 31, 2011 and 2010, the Company’s interest expense, including all extension and commitment fees on the Term Loan, totaled $75,651 and $-0-, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company’s authorized capital stock consists of 100,000,000 shares of common stock with a par value of $0.001 per share, and 10,000,000 shares of preferred stock with a par value of $0.001 per share.

Series A and Series B Cumulative Convertible Preferred Stock

In June 2009, the Company designated up to 10,000 shares of the Series A Cumulative Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series A Preferred Stock.  In December 2010, the Company designated up to 10,000 shares of the Series B Cumulative Convertible Preferred Stock (“Series B Preferred Stock”), par value $0.001, with a stated value of $1,000 per share with such designations, powers, preferences and rights, qualifications, limitations and restrictions as set forth in the Certificate of Designation of Series B Preferred Stock.  At March 31, 2011 and December 31, 2010, the Company had 975 shares of Series A Preferred Stock and 380 shares of Series B Preferred Stock issued and outstanding.  The rights and preferences of the Series A and Series B Preferred Stock (collectively, the “Preferred Stock”) are summarized as follows:

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of March 31, 2011:

				Total		Weighted		Weighted
				Warrants	Total	Average		Average
	Date		Strike	Outstanding	Exercise	Exercise	Fair	Fair
	Issued	Expiration	Price	and Exercisable	Price	Price	Value	Value

Bridge Notes	Jun-07	Jun-12	$1.00	130,000	$130,000		$58,919
Preferred Stock - Class A	Jun-09	Jun-12	1.00	487,500	487,500		142,740
Preferred Stock - Class B	Jun-09	Jun-12	1.25	487,500	609,375		104,520
Senior Subordinated Notes	Dec-09	Dec-14	0.50	1,000,000	500,000		189,000
Senior Subordinated Notes	Dec-09	Dec-14	0.60	1,000,000	600,000		180,000

Total				3,105,000	$2,326,875	$0.75	$675,179	$0.22

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

A summary of the status of the Plans as of March 31, 2011, and information with respect to the changes in options outstanding is as follows:

			Weighted -
	Options		Average	Aggregate
	Available	Options	Exercise	Intrinsic
	for Grant	Outstanding	Price	Value

January 1, 2011	1,255,257	3,336,121	$0.24
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
March 31, 2011	1,255,257	3,336,121	$0.24	$382,406

Exercisable options at March 31, 2011		2,746,972	$0.23	$332,063

The total fair value of awards vested for each three month periods ended March 31, 2011 and 2010, was $1,261.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes information about stock options outstanding as of March 31, 2011:

	Options Outstanding			Options Exercisable
			Weighted-			Weighted-
		Weighted-	Average		Weighted-	Average
		Average	Remaining		Average	Remaining
Range of	Number	Exercise	Contractual	Number	Exercise	Contractual
Exercise Prices	Outstanding	Price	Life (Years)	Exercisable	Price	Life (Years)

$0.20 - $0.29	3,336,121	$ 0.24	4.63	2,746,972	$ 0.23	4.32

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the required service period, which is generally equal to the vesting period.  No stock options were granted during the three months ended March 31, 2011 or the year ended December 31, 2010.

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

The Company has no material historical basis for determining expected forfeitures and, as such, compensation expense for stock-based awards does not include an estimate for forfeitures in the current period.

Employee stock-based compensation costs for each of the three month periods ended March 31, 2011 and 2010, was $9,477 and is included in selling, general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  As of March 31, 2011, total unrecognized estimated employee compensation cost related to stock options granted prior to that date was $37,338 which is expected to be recognized over a weighted-average vesting period of 1.60 years.

NOTE 10 – ESOP PLAN

The Company has an Employee Stock Ownership Plan (the “ESOP”) which covers all non-union employees.   The Company’s contribution expense for the three months ended March 31, 2011 was $45,161 representing $31,190 for the ESOP principal payment and $13,971 for the ESOP interest.  ESOP shares are allocated to individual employee accounts as the loan obligation of the ESOP to the Company is reduced.  These amounts were previously calculated on an annual basis by an outside, independent financial advisor.  Effective March 31, 2011, the Company has calculated this amount on a quarterly basis.  Compensation costs relating to shares released are based on the fair value of shares at the time they are committed to be released.  The unreleased shares are not considered outstanding in the computation of earnings per common share.  ESOP compensation expense consisting of both cash contributions and shares committed to be released for the three months ended March 31, 2011 was $77,984.  The fair value of the shares was $0.39 per share, based on the average of the daily market closing share price.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Leases - The Company leases its office and warehouse facilities under various operating leases.  The corporate finance office and West coast sales and operations are located in Foothill Ranch, California where the Company leases 7,500 square feet.  The Company’s one year lease on these facilities expires in July 2011, at which time the Company anticipates that it will re-locate its operations within the same geographic area.

The Company has an ancillary administration office located in Parsippany, New Jersey where the it leases 3,600 square feet.  The lease expires in June 2011 and the Company will not seek new facilities.  In addition, the Company has a lease for 3,200 square feet in Shelton, Connecticut for its East coast sales and operations and is its executive headquarters which expires in April 2015.  The Company also leases 4,000 square feet in Middlesex, New Jersey for its East coast depot operation which expires in June 2011, at which time the Company anticipates it will relocate the depot operations.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purposes and will expire in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in November 2011.

Rent expense for the three months ended March 31, 2011 and 2010, was $108,755 and $67,688, respectively.

Contingencies - The Company is involved in certain litigation arising in the normal course of its business.  Management, having consulted with its counsel, believes these matters will not, either individually or in the aggregate, have any material adverse impact on the operating results or financial position of the Company.

NOTE 12 - RELATED PARTIES

The Company purchases and sells certain products and services from a separate corporate entity which is wholly-owned by an ESOP.  This entity is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Sales to the affiliate were at no incremental margin over the Company’s actual cost.

The following table summarizes the transactions with this affiliate:

	Three Months ended March 31,
	2011	2010

Purchased from affiliate	$169,691	$161,700
Sold to affiliate	3,939	112,172
Receivable from affiliate	-	13,064
Payable to affiliate	182,556	-

Additionally, through July 2010, the Company had sub-leased its facility in Foothill Ranch, CA from this affiliate at a monthly rental expense of $11,763.

Included in the Company’s accounts payable are amount due to its CEO and CFO, of approximately $1,223,000 and $1,118,000 at March 31, 2011 and December 31, 2010, respectively.  The accounts payable balance consists of purchases of products and services made on behalf of the Company and unreimbursed company travel expenses.  The outstanding balance accrues interest at 25% per annum.  As of March 31, 2011 and December 31, 2010, included in the Company’s accrued expenses is interest of approximately $186,000 and $105,000, respectively.

As of March 31, 2011 and December 31, 2010, included in the Company’s accrued expenses is deferred compensation payable to its CEO and CFO of $50,000 and $-0-, respectively.

As of March 31, 2011 and December 31, 2010, the Company has accrued interest payable to a Director of the Company of approximately $301,000 and $284,000, respectively, from a prior debt issuance which principal has been previously paid.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13 - SUBSEQUENT EVENT

The Company signed a merger agreement with Comamtech, Inc. (“Comamtech”) and 2259736 Ontario Inc., a wholly-owned subsidiary of Comamtech (“Merger Sub”), on October 20, 2010, as subsequently amended on December 23, 2010, March 22, 2011, April 8, 2011 and April 13, 2011, as discussed in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2011.  The agreement is subject to the written consent of a majority of the Company’s shareholders and approval by the shareholders of Comamtech, approval of the Ontario Superior Court of Justice as well as other customary closing conditions.  As of May 20, 2011, all required approvals have been received and the Company expects to close the transaction on or about May 27, 2011.

Pursuant to the merger agreement, the Company will merge with Merger Sub.  In consideration for the merger, the Company’s common shareholders will exchange their common shares for common shares of Comamtech.  Each of the Company’s common shares will convert into a right to receive .125 of a new Comamtech common share; the Company’s preferred shares will be exchanged for preferred shares of Comamtech (at the same ratio), which in turn shall be convertible into common shares of Comamtech; and the Company’s outstanding options and warrants to purchase the Company’s existing common shares under current stock option plans and warrant agreements will be exchanged for equivalent options and warrants to purchase common shares of Comamtech.

On May 19, 2011, the Company entered into a Note Purchase Agreement (”Purchase Agreement”), pursuant to which the Company issued $4,000,000 in Senior Subordinated Secured Notes.  Principal and interest at a rate of 12% are due and payable on August 31, 2011.  If the merger with Comamtech has occurred prior to August 31, 2011, then, on the date of consummation of the merger with Comamtech, the maturity date of the Purchase Agreement shall be extended to May 31, 2012 and the interest rate shall be increased to 24% (or, if lower, the maximum amount allowable by law) retroactive to the issuance date.  If the merger with Comamtech has not occurred on or prior to August 31, 2011 (or has been cancelled prior to such date), then the principal amount and all accrued and unpaid interest shall automatically convert into 4,000 shares of Preferred Stock and the Company shall issue to the Holder 5,000,000 shares of common stock).  Total cash received under the purchase agreement was approximately $3,600,000, net of fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

•	Our ability to raise capital when needed and on acceptable terms and conditions;

•	Our ability to manage the growth of our business through internal growth and acquisitions;

•	The intensity of competition;

•	General economic conditions and,

•	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

OVERVIEW

We are an enterprise mobility systems integrator that sells and installs mobile computing and wireless systems that are used both within a company’s facilities in conjunction with wireless networks and in the field using carrier-based wireless networks.  These systems generally include mobile computers, mobile application software, and related data capture equipment including bar code scanners and radio frequency identification readers (“RFID”) which we resell to our customers.  As an integral part of the systems that we deploy, we provide professional services, proprietary and third party software and software customization.  We design, implement, and support mobile computing and wireless systems for our customers which they use to deliver improved productivity and better customer service to their customers.  It is these mobile computing and wireless systems that empower people with the information to improve the hundreds of individual business decisions they make each day.

We provide value to our customers by giving them the capability to make better, faster, and more accurate business decisions.  We are able to provide our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our people.  The range of our offerings include the consulting and design services, technical, programming and platform integration services, mobile computing and wireless and RFID hardware, software, and support services to carry it out. We provide a complete line of deployment and integration services, including site surveys, equipment configuration and staging, system installation, depot services, software support, training programs and project management.

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is the Motorola Enterprise Mobility Division (“Motorola”), for whom we consistently are rated one of Motorola’s top Value Added Resellers.  We also partner with other top equipment and software suppliers such as Zebra Technologies Corporation, Datamax - O’Neil  — a unit of the Dover Corporation, in addition to a host of specialized independent software vendors such as AirVersent, Antenna Software, GlobalBay, Mobileframe, Syclo and Wavelink.

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

Acquisition of CMAC

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for the enterprise.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition is intended to broaden our professional and software integration services.  Our combined teams will work together to complement each other’s strengths.  The acquisition of CMAC also expands our data base of professional services contractors who are available on an as needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.  The acquisition of CMAC will enable us to increase our professional services and software revenue by enhancing our ability to deliver operational and technical supply chain solutions.  We anticipate that CMAC will improve our overall gross margin through its professional services revenue, as well as provide us with additional resources to grow our current professional services revenue through its experienced staff of in-house consultants and data base of contract professional services consultants.

The operating results of CMAC are included in the Company’s results of operations beginning January 1, 2011.

Recent Business Developments

We have partnered with a major industry vendor to extend its device management support offerings to include Apple iOS and Android devices.  We will shortly release a new Software as a Service (“SaaS”) device management service utilizing this vendor’s platform.

Additionally, we have become authorized re-sellers for select industrialized laptops and computers along with other peripheral hardware devices.

We signed a merger agreement with Comamtech, Inc. (“Comamtech”) and 2259736 Ontario Inc., a wholly-owned subsidiary of Comamtech (“Merger Sub”), on October 20, 2010, as subsequently amended on December 23, 2010, March 22, 2011, April 8, 2011 and April 13, 2011, as discussed in our Annual Report on Form 10-K filed with the SEC on March 16, 2011.  The agreement is subject to the written consent of a majority of our shareholders and approval by the shareholders of Comamtech, approval of the Ontario Superior Court of Justice as well as other customary closing conditions.  As of May 20, 2011, all required approvals have been received and we expect to close the transaction on or about May 27, 2011.

Pursuant to the merger agreement, we will merge with Merger Sub. In consideration for the merger, our common shareholders will exchange their common shares for common shares of Comamtech.  Each of our common shares will convert into a right to receive .125 of a new Comamtech common share; our preferred shares will be exchanged for preferred shares of Comamtech (at the same ratio), which in turn shall be convertible into common shares of Comamtech; and our outstanding options and warrants to purchase our existing common shares under current stock option plans and warrant agreements will be exchanged for equivalent options and warrants to purchase common shares of Comamtech.

Company History

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Canusa”) was incorporated on December 27, 2006 under the laws of the State of Delaware.  On June 18, 2009, the Company completed a merger transaction (the “Merger”) whereby DecisionPoint Systems Holding, Inc., a California corporation (“Holding”) merged with and into DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of Canusa (“Merger Sub”), with Merger Sub surviving the Merger as a wholly-owned subsidiary of Canusa under the name DecisionPoint Systems Group, Inc. (“DPS Group”).  This transaction was treated as a stock split for accounting purposes. Following the Merger, the business conducted by the Company is now the business conducted by DPS Group prior to the Merger.  In addition, the directors and officers of the Company were replaced by the directors and officers of DPS Group.

RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations is based upon the unaudited results of operations for the three months ended March 31, 2011, as compared to the same period ended March 31, 2010.  These should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto contained elsewhere in this Form 10-Q along with our Form 10-K, filed with the Securities and Exchange Commission on March 16, 2011.

Comparison of the Quarters Ended March 31, 2011 and March 31, 2010

Net sales were $12.8 million for the quarter ended March 31, 2011, compared to $11.1 million for the quarter ended March 31, 2010, an increase of $1.7 million or 15.6%.  The increase in revenue in the current quarter was primarily due to the revenues earned by CMAC, which was acquired on December 31, 2010.

Cost of sales was $10.5 million for the quarter ended March 31, 2011, compared to $9.0 million for the quarter ended March 31, 2010, an increase of $1.4 million or 15.8%, in line with the increase in net sales.  Our gross profit was $2.3 million for the quarter ended March 31, 2011, compared to $2.0 million for the quarter ended March 31, 2010.  Although we continue to implement increased cost control of the products and services which we resell, our professional services costs were negatively impacted by our lower utilization associated with lower recognized revenue from these services in the current quarter and therefore, we did not realize the higher margins we had expected on those services.  We have made some personnel reductions in the first quarter that will be fully realized in the second quarter of 2011.

Selling, general and administrative expenses were $3.5 million for the quarter ended March 31, 2011, compared to $2.4 million for the quarter ended March 31, 2010, an increase of $1.1 million or 43.4%.  The increase in the current quarter was the result of additional costs related to the acquisition of CMAC.  Additional costs incurred were approximately $0.2 million for investor relations and other non-cash compensation costs including employee stock based compensation of $0.1 million.

Other expenses were $0.4 million for the quarter ended March 31, 2011 compared to $0.8 million for the quarter ended March 31, 2010.  Other expenses for the three months ended March 31, 2011 and 2010, consists primarily of interest expense, which is related to our line of credit and term loan, and was $0.3 million for the quarter ended March 31, 2011, compared to $0.5 million for the quarter ended March 31, 2010.  The decrease in interest expense was the result of the repayment of our subordinated notes in December 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash flow

As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of approximately $0.4 million and $0.2 million, respectively.  We have used, and plan to use, such cash for general corporate purposes, including working capital.  As a matter of course, we do not maintain significant cash balances on hand since we are financed by a line of credit.  Typically, any excess cash is automatically applied to the then outstanding line of credit balance.  As such, we anticipate that we will have more than sufficient borrowing capacity to continue our operations in the normal course of business unless unforeseeable material economic events occur that are beyond our control.

As of March 31, 2011, we have negative working capital of $12.3 million and total stockholders’ deficit of $4.4 million.  Included in current liabilities is unearned revenue of $6.7 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outlay requirements.  Included in current assets are deferred costs of $3.5 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The net change in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2010, our credit facility was increased to a total of $10.0 million, in order to provide funding for the acquisition of CMAC, Inc.  In February 2011, our bank renewed our credit line for two years while increasing the total facility to $13.0 million.  Our line of credit provides for borrowings based upon eligible accounts receivable.  Interest accrues at prime plus 3.5%.  The amounts outstanding under the line of credit at March 31, 2011 and December 31, 2010, were approximately $4.9 million with interest accruing at 7.5%, and $4.4 million with interest accruing at 8.0%, respectively.  Availability under this line of credit was approximately $2.4 million and $2.6 million as of March 31, 2011 and December 31, 2010, respectively.

We also have a $3.0 term loan payable with the same lender in 36 equal monthly installments of principal plus interest beginning on February 1, 2011, and accruing interest at a fixed rate equal to 9% per annum.  The term loan is included in the overall credit facility with the financial institution of $13.0 million.  The term loan is secured by substantially all of our assets.  The term loan agreement includes various customary covenants, limitations and events of default.  Under the term loan agreement, we must maintain a minimum fixed charge ratio increasing from at least 1.10 to 1.00 in the first quarter of 2011 to a minimum fixed charge ratio at least 1.50 to 1.00 over the life of the term loan.  The term loan agreement also maintains certain additional affirmative and negative covenants, including limitations on incurring additional indebtedness.  As of March 31, 2011, we were not in compliance with the fixed charge ratio covenant in the agreement.  On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500, payable immediately.  Absent a modification to the existing loan covenants, it is probable that we will not be in compliance with certain covenants in the subsequent interim period.  We are working with our lender in the second quarter to renegotiate such covenants.

On May 19, 2011, we entered into a Note Purchase Agreement (”Purchase Agreement”), pursuant to which we issued $4,000,000 in Senior Subordinated Secured Notes.  Principal and interest at a rate of 12% are due and payable on August 31, 2011.  If the merger with Comamtech has occurred prior to August 31, 2011, then, on the date of consummation of the merger with Comamtech, the maturity date of the Purchase Agreement shall be extended to May 31, 2012 and the interest rate shall be increased to 24% (or, if lower, the maximum amount allowable by law) retroactive to the Issuance Date.  If the merger with Comamtech has not occurred on or prior to August 31, 2011 (or has been cancelled prior to such date), then the principal amount and all accrued and unpaid interest shall automatically convert into 4,000 shares of Preferred Stock and we shall issue to the Holder 5,000,000 shares of common stock).  Total cash received under the purchase agreement was approximately $3,600,000, net of fees.  A more fully detail description of this transaction will be filed in our forthcoming 8-K as required.

We believe that cash on hand, plus amounts anticipated to be generated from operations and from other contemplated financing transactions, whether from issuing additional long term debt or the sale of equity securities through a private placement, as well as borrowings available under our line of credit, will be sufficient to support our operations through  March 31, 2012.  If we are not able to raise funds through private placements, we may choose to modify our growth plans to the extent of available funding, if any, and further reduce our selling, general and administrative expenses.

For the three months ended March 31, 2011, net cash used in operating activities was $0.1 million, primarily due to a $3.2 million decrease in accounts receivable which was in line with the decrease in accounts receivable in the three months ended March 31, 2010, which was offset by a $2.5 million reduction in accrued expenses, a reduction in accounts payable of $0.5 million and net change in our unearned revenue of an additional $0.8 million.  All of these have offset our net loss of $1.6 million in the current quarter.  Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011, primarily from the net drawdown on our credit line facility.

For the three months ended March 31, 2010, net cash provided by operating activities was $0.5 million, primarily due to a $3.1 million decrease in accounts receivable, which was offset by net increase in inventory of $1.0 million, a $0.9 million reduction in accrued expenses, an increase in accounts payable of $0.6 million and net change in our unearned revenue of an additional $0.9 million.  All of these have offset our net loss of $1.2 million during  the three months ended March 31, 2010.  Net cash used in financing activities was $0.4 million for the three months ended March 31, 2010, primarily from the payments of subordinated debt and financing costs.

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

We reserve for estimated credit losses based upon historical experience and specific customer collection issues.  Accounts receivable reserves as of March 31, 2011, were approximately $265,000, or 2.7% of the balance due.  Accounts receivable reserves as of March 31, 2010, were approximately $332,000 or 5.4% of the balance due.  We believe our reserve level is appropriate considering the quality of the portfolio as of March 31, 2011, based on the lack of any material write-offs of bad debt.  While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience due to the current economic recession.

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

Off-Balance Sheet Arrangements

There were no off-balance sheet arrangements as of March 31, 2011.

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

Management had identified the following material weakness during its assessment of internal controls over financial reporting as of December 31, 2010:

In the fourth quarter of 2010, we had inadequate controls related to the financial reporting and closing process, primarily as related to certain inventory items in transit and vacation accruals.  Our internal controls were not adequately designed in a manner to effectively support the requirements of the financial reporting and closing process.  This material weakness is the result of aggregate deficiencies related to the preparation, review and approval of account analyses, summaries and reconciliations.  Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to our account balances and disclosures, there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

MANAGEMENT'S REMEDIATION INITIATIVES

As part of our planned improvements to our financial reporting and subsequent to the date of the audited financial statements for the year ended December 31, 2010, we have taken remedial measures to establish effective disclosure controls and procedures and internal control over financial reporting, including transitioning to a new payroll system in order to properly account for our accrued vacation.  In addition, we have augmented our controls and processes in order to insure that all inventory transactions are properly accounted for.  Additionally, we have engaged an independent third-party consultant to review and further test our implemented remediation measures off the course of the year.

In light of the identified material weaknesses, management, performed (1) significant additional substantive review of those areas described above, and (2) performed additional analyses, including but not limited to a detailed balance sheet and statement of operations analytical review that compared changes from the prior period's financial statements and analyzed all significant differences.  These procedures were completed so management could gain assurance that the financial statements and schedules included in this Form 10-Q fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented.

Our independent accounting firm has not, nor is required, to perform any procedures to assess the effectiveness of management remediation efforts.

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

ITEM 1A.                             RISK FACTORS

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Form 10K as filed with the SEC on March 16, 2011.

ITEM 2.                                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

DecisionPoint Systems, Inc.

Date: May 23, 2011	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: May 23, 2011	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer