Form 10-K/A
period 2010-12-31
DecisionPoint Systems, Inc.
filed 2011-12-22
CIK 1404433

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No. 1 hereby amends our Annual Report on Form 10-K (“Form 10-K/A”) for the year ended December 31, 2010 which was originally filed with the Securities and Exchange Commission on March 16, 2011 (the "Original 10-K").  This amendment is being filed mainly to include a restated balance sheet for the years ended December 31, 2010 and 2009, and a restated statement of cash flows for the year ended December 31, 2010.  In addition we have revised portions of the Business Section, Risk Factors, and Management’s Discussion and Analysis of Financial Conditions and Results of Operations to address comments received from the staff of the Securities and Exchange Commission.

The following sections of this Form 10-K/A have been amended to reflect the restatement:

Part 1  – Item 1 –  Business
Part 1  – Item 1A – Risk Factors
Part II  – Item 7  – Management's Discussion and Analysis of Financial Condition and Results of Operations
Part III – Item 10 – Directors, Executive Officers and Corporate Governance
Part III – Item 13 – Certain Relationships and Related Transactions and Director Independence
Part IV – Item 15 – Exhibits, Financial Statement Schedules

For the convenience of the reader, this Form 10-K/A sets forth the Company’s Original 10-K in its entirety, as amended by, and to reflect the changes as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-K or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original Filing.

This Form 10-K/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-K, including any amendments to those filings.

PART I

Forward Looking Statements

Some of the statements contained in this Form 10-K /A that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-K /A , reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems;
●	Our ability to raise capital when needed and on acceptable terms and conditions;
●	The intensity of competition; and
●	General economic conditions.

All written and oral forward-looking statements made in connection with this Form 10-K/A that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  Given the uncertainties that surround such statements, you are cautioned not to place undue reliance on such forward-looking statements.

ITEM 1.	BUSINESS

History

DecisionPoint Systems, Inc., formerly known as Canusa Capital Corp. (“Company”, DecisionPoint”, “we”, “our” or “us”) was incorporated on December 27, 2006, under the laws of the State of Delaware.  On June 17, 2009, we entered into an Agreement and Plan of Merger (“Merger Agreement” or “Merger”) among us, DecisionPoint Acquisition, Inc., a Delaware corporation which is a wholly-owned subsidiary of the Company (“Merger Sub”), and DecisionPoint Systems Holding, Inc., a California corporation (“Holding”).  Holding merged with and into Merger Sub with Merger Sub surviving the Merger as a wholly-owned subsidiary of the Company under the name DecisionPoint Systems Group, Inc. (“DPS Group”).  Prior to the Merger, Canusa Capital Corp. was a “shell company” (as such term is defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Pursuant to the terms of the Merger Agreement, the Company acquired all of the issued and outstanding capital stock of DPS Group from its shareholders in exchange for 20,000,000 shares of the Company’s common stock and assumed all of DPS Group’s obligations under its outstanding stock option and warrant agreements.

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

We have developed an ‘ecosystem’ of partners which we bring to every customer situation.  The standout partner in this ecosystem is Motorola Solutions, Inc. (“Motorola”) for which we consistently are one of the nation’s top Value Added Resellers (“VAR”) and a member of their Partner Pinnacle Club program.

We provide Enterprise Mobility Solutions to our customers that include hardware and software as well as consulting and solution design, technical and programming services, and software and support services.  Our hardware suppliers include companies such as Motorola, Zebra Technologies Corporation, Datalogic Scanning, Inc., Intermec Technologies Corporation, and Datamax — O'Neil, a unit of Dover Corporation.  Software suppliers include companies such as Airversent, Inc., Antenna Software, GlobalBay Mobile Technologies, Inc., Syclo LLC and Wavelink Corporation.  Hardware and software products can be purchased either directly from the supplier or from wholesale distributors of technology products such as Ingram Micro, Inc., ScanSource, Inc. and Blue Star, Inc.  Product availability from suppliers and wholesale distributors can be subject to short term delays of 30 to 60 days due to significant demand changes, and at times we may have exposure to potential longer term limited product availability due to product recalls or natural disasters such as the recent tsunami in Japan.  Such product availability issues do not generally affect our ability to compete in the marketplace; rather it may affect our ability to deliver our solutions on a timely basis.  We purchase most of our hardware from Motorola since they are the industry leader for scanner hardware and related accessories which they manufacture, but we have the ability to purchase hardware from other suppliers such as Intermec.  Our agreements with suppliers have different terms than our competitors and as such, we do not want our competitors to have any knowledge of those terms and conditions as it would affect our ability to be competitive in the market.

We do not engage in any research and development activities.

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

Acquisition of CMAC

On December 31, 2010, we acquired CMAC, a supply chain consulting and systems integration firm focused on delivering operational and technical solutions for enterprises.  Both CMAC and DecisionPoint are in the same vertical markets, and the acquisition is intended to broaden our professional services and software integration. Our combined teams will work together to complement each other’s strengths.  The acquisition of CMAC also expands our data base of professional services contractors who are available on an as-needed basis, thereby enabling us to be more responsive and act more quickly to assist our customers.

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

The customer’s industry is very important because unlike generic wireless business applications such as email, the applications that we provide involve business processes which are very specific to a vertical market.  An example is Proof-of-Delivery (“POD”).  In order for a POD application to deliver value it must not only be tailored to a specific industry such as couriers, but it must also be tailored to each specific courier company depending on how they run their business process .

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

We are not alone in our expectations of growth for Field Mobility.  Motorola, and more specifically, the newly split entity, Motorola Solutions, Inc., has demonstrated through its strong on-going support, that it’s also counting on significant growth as well.  They believe that as wireless carrier networks become ubiquitous, it will increase their market opportunity to put greater numbers of mobile computers into the hands of entire groups of field-based workers who may have never had a mobile computer before.

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

Additionally we have access to an in-house database with several thousand contractors and resumes.

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

Employees

As of December 31, 2010, we have a total of 82 full time and 2 part time employees.  We have not experienced any work disruptions or stoppages and we consider relations with our employees to be good.

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

For the year ended December 31, 2010, we had one customer within the healthcare industry that generated 16% of our total sales, and another customer within the transportation/logistic industry that generated 10% of our total sales.  Any one of our customers could reduce their orders for our products and services in favor of a more competitive price or different product at any time.  The loss of any one of these customers or reduced purchases by them would not have a material adverse effect on our business as we would adjust our personnel staffing levels accordingly.

Our contracts with these customers and our other customers do not include any specific purchase requirements or other requirements outside of the normal course of business.  The majority of our customer contracts are on an annual basis.  Typical hardware sales are submitted on an estimated order basis with subsequent follow on orders for specific quantities.  These sales are ultimately subject to the time that the units are installed at all of the customer locations as per their requirements.  Service contracts are purchased on an annual basis generally and are the performance responsibility of the actual service provider as opposed to the Company.  Termination provisions are generally standard clauses based upon non-performance, but a customer can cancel with a certain reasonable notice period anywhere from 30 to 90 days.  General industry standards for contracts provide ordinary terms and conditions, while actual work and performance aspects are usually dictated by a Statement of Work which outlines what is being ordered, product specifications, delivery, installation and pricing.

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

Overview

We design, implement, and support mobile computing and wireless systems, and supply chain solutions for our customers which they use to deliver improved productivity and better customer service to their customers.  We provide systems and solutions that include a) professional services for system and solution design and implementation, and ongoing equipment and system support; b) hardware products, hardware maintenance, software products, and software maintenance sourced from suppliers and wholesale distributors; and c) software and software maintenance developed internally.  We provide value to our customers by giving them the capability to make better, faster and more accurate business decisions.  It is these mobile computing and wireless systems that empower people with the information to improve the hundreds of individual business decisions they make each day.

We are able to provide our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our staff.  The range of our offerings include consulting and design services, technical and programming services, mobile computing, and wireless and RFID hardware, software, and support services to carry it out.  Customers are looking for mobile computing and wireless systems, and supply chain solutions that range from the design, implementation and support of hardware, software and professional services.  Systems and solutions continue to be developed with an ‘out-of–the box and one-stop shop’ approach to mobile computing and wireless systems.  Our core business and experience working with suppliers of equipment, independent software vendors, and developing solutions for our customers has enabled us to continuously expand and broaden our solutions and services for our customers.  We continuously look for opportunities to help our customers relating to our core competencies.  Our ongoing involvement with technological changes of equipment and software positions us to expand our professional services business and provide solutions for customers to improve their operations.

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

We are focused on several markets.  These include retail, manufacturing, distribution, transportation and logistics.  We are also increasingly focused on the markets for these systems in the markets where there are large groups of field services workers.  These markets include maintenance and repair, inspections, deliveries, and other specialized business services such as uniform rental.  This part of our business did not exist a few years ago.  But with the continued growth of the mobile internet, we expect to add resources in this area in order to take advantage of the increasing opportunities.  We expect our customers to continue to embrace and deploy new technology to enhance their own customers’ experience with business and improve their own operations to lower their operating costs and better service their customers.  Our expertise and understanding of our customers’ operations and business operations in general, coupled with our expertise and understanding of new technology for equipment and software offerings enables us to identify new trends and opportunities to implement new solutions to our existing and potential customers.

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

As of December 31, 2010, we have negative working capital of $8.9 million and total stockholders’ deficit of $2.9 million.  As of December 31, 2009, we had negative working capital of $6.5 million and total stockholders’ deficit of $3.5 million.  Included in current liabilities is unearned revenue of $5.7 million, which reflects services that are to be performed in future periods but that have been paid and/or accrued for and therefore, do not generally represent additional future cash outflow requirements.  Included in current assets are deferred costs of $3.6 million which reflect costs paid for third party extended maintenance services that are being amortized over their respective service periods.  The increase in the unearned revenue, offset by the deferred costs, will provide a benefit in future periods as the amounts convert to realized revenue.

In December 2010, in conjunction with our acquisition of CMAC, we issued approximately 3.3 million shares of common stock, valued at $945,000, to the selling shareholders of CMAC.  We also sold $380,000 of Series B Preferred Stock in December 2010.  Both of these contributed to the reduction of our stockholders’ deficit.

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

For the year ended December 31, 2010, net cash used in operating activities was $2.5 million, primarily due to a $2.1 million increase in accounts receivable associated with increased revenues, a decrease in inventory of $0.3 million related directly with project delivery, an increase in prepaid expenses and other current assets of $0.4 million, a $1.8 million decrease in accrued expenses, an increase in accounts payable of $2.3 million associated with increased revenues and the change in our unearned revenue, net of deferred costs, of $0.6 million associated with increased revenues.  All of these offset our net loss of $2.2 million and $2.0 million non-cash expenses in the current year.

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

Warrant Liability

We accounted for a warrant issued pursuant to the June 2009, subordinated convertible debt in accordance with the guidance on Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, which provides that we classify the warrant instrument as a liability at its fair value and adjust the instrument to fair value at each reporting period.  This liability was subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized as a component of other income or expense.  The fair value of our warrants issued in connection with private placements of securities has been estimated by management in the absence of a readily ascertainable market value using the Black-Scholes option-pricing model.  Because of the inherent uncertainty of valuation, the estimated value may differ significantly from the fair value that would have been used had a ready market for the warrants existed, and the difference could be material.

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

We also generate revenue from software customization and professional services on either a fee-for-service or fixed fee basis.  Revenue from software customization and professional services that is contracted as fee-for-service, also referred to as per-diem billing, is recognized in the period in which the services are performed or delivered Adjustments to contract price and estimated labor costs are made periodically, and losses expected to be incurred on contracts in progress are charged to operations in the period such losses are determined.

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

Management identified the following material weaknesses during its assessment of internal controls over financial reporting as of December 31, 2010:

In the fourth quarter of 2010, we had inadequate controls related to the financial reporting and closing process, primarily as related to certain inventory items in transit, accounts payable and vacation accruals.  Our internal controls were not operating in a manner to effectively support the requirements of the financial reporting and closing process.  This material weakness is the result of aggregate deficiencies related to the preparation, review and approval of account analyses, summaries and reconciliations.  In addition, during 2011, management noted certain additional errors as more thoroughly discussed in Note 2 to the Consolidated Financial Statements. These errors also related to the financial reporting process and were the result of deficiencies in the review and approval of the financial statement presentation. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements, and the potential pervasiveness of the deficiencies to our account balances and disclosures, there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

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

Brent L. Felker, Vice President, Field Mobility

Mr. Felker joined DecisionPoint in December 2007.  He is responsible for the Company’s Go-To-Market strategy for “Outside the 4 walls” business, setting strategy, identifying and managing key alliances and acting as Subject Matter Expert for the field.  Prior to joining the Company, Mr. Felker was Vice President of Mobile Solutions – Americas, for Psion Teklogix from January 2006 to November 2007.  For more than 20 years, Mr. Felker has been involved in helping a wide variety of mobile computing companies increase sales, revenue and market share in North America.  He has held senior leadership positions at PEAK Technologies, Symbol Technologies (now Motorola) and Comtech-Tolt.

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

Roy A. Ceccato, Vice President, Finance – SEC Reporting and Compliance

Mr. Ceccato joined DecisionPoint in July 2007.  He is responsible for Mergers and Acquisitions, contract review and external financial reporting for the SEC public reporting requirements.  Prior to joining DecisionPoint, Mr. Ceccato was a Director and CFO of Castlton Environmental Remediation Contractors, Inc., from April 2004 to June 2007.  He has also worked in various prior roles as Director and Treasurer, Chief Financial Officer and Director of Finance, of several public companies in service and manufacturing industries.

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

Robert M. Chaiken, Director

Mr. Chaiken became a Director of DecisionPoint in November 2010.  Mr. Chaiken has worked for the Adelman Travel Group, a privately-held travel management company, since 1991. Since 2008, he has served as the Adelman Travel Group’s President and Chief Financial Officer.  From 1995 to 2008, he served as the Chief Operating Officer and Chief Financial Officer and, from 1991 to 1995, he served as its Controller.  He is a Certified Public Accountant and holds a B.B.A. from the University of Wisconsin with a double major in accounting and information systems.

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

We purchase and sell certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with us through limited overlapping management and Board representation by our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2010 and 2009, we purchased products and services for $819,000 and $197,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2010 and 2009 were $436,000 and $590,000, respectively.  These sales to iTEK were at no incremental margin over our actual cost.  Purchases from iTEK are on similar terms that we would have received from an unrelated third-party.

Amounts due to iTEK included in accounts payable in the consolidated balance sheets as of December 31, 2010 and 2009, are $100,000 and $0, respectively.  Amounts due from iTEK included in accounts receivable in the consolidated balance sheets as of December 31, 2010 and 2009, are $0 and $70,000, respectively.

Additionally, until July 2010, we sub-leased our facility in Foothill Ranch, CA from iTEK at a monthly rental expense of $11,763 at which time we entered into a new lease with the building’s landlord (an unrelated third party) under the same terms and conditions for a one year period expiring in July 2011.  We will enter into another one year lease expiring July 2012.  Rent incurred to iTEK for the years ended December 31, 2010 and 2009, totaled $80,241 and $136,377, respectively.

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

We sold 80 shares of our Series B Preferred Stock for $1,000 per share to Mr. Robert M. Chaiken, one of our Directors.  The shares were sold at the same price as 300 additional shares sold to an independent third party.

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

Audit Fees

Audit fees billed by Crowe Horwath LLP for the fiscal years ended December 31, 2010 and 2009, were $260,000 and $190,000, respectively.

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

(1) Included in the Company’s SB-2 filed with the securities and Exchange Commission on July 2, 2007.
(2) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on June 23, 2009.
(3) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on December 14, 2010.
(4) Included in the Company’s Form 8-K filed with the securities and Exchange Commission on December 30, 2010.

*          Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 22, 2011.

DECISIONPOINT SYSTEMS, INC.

By:	/s/ Nicholas R. Toms
Nicholas R. Toms, Chief Executive Officer
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Name	Title	Date

/s/ Nicholas R. Toms	Chairman and Chief Executive Officer	December 22, 2011
Nicholas R. Toms	Principal Executive Officer

/s/ Donald W. Rowley	Chief Financial Officer, Principal Financial Officer	December 22, 2011
Donald W. Rowley	and Principal Accounting Officer

/s/ David M. Rifkin	Director	December 22, 2011
David M. Rifkin

/s/ Jay B. Sheehy	Director	December 22, 2011
Jay B. Sheehy

/s/ Robert M. Chaiken	Director	December 22, 2011
Robert M. Chaiken

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

As discussed in Note 2 to the consolidated financial statements, certain errors resulting in reclassification of unearned revenue and deferred costs between current and long term and incorrect presentation of the cash flows related to the acquisition of CMAC, Inc. in the consolidated statement of cash flows were discovered by management of the Company.  Accordingly, the 2010 and 2009 financial statements have been restated to correct the errors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath LLP

New York, New York
March 16, 2011, except Note 2 which is dated December 22, 2011.

DECISIONPOINT SYSTEMS, INC.

Consolidated Balance Sheets

	December 31,
	2010	2009
ASSETS	(Restated)	(Restated)
Current assets
Cash and cash equivalents	$315,169	$140,740
Accounts receivable, net	12,575,597	8,877,527
Inventory, net	898,465	1,247,944
Deferred costs	3,562,654	2,941,862
Deferred tax assets	55,000	385,000
Prepaid expenses	457,863	90,531
Total current assets	17,864,748	13,683,604

Property and equipment, net	100,070	52,721
Other assets, net	173,465	377,280
Deferred costs, net of current portion	1,414,851	1,359,865
Goodwill	5,508,864	4,860,663
Intangible assets, net	2,729,000	-
Total assets	$27,790,998	$20,334,133

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$10,364,368	$7,363,059
Accrued expenses and other current liabilities	5,347,555	3,523,725
Line of credit	4,364,221	2,575,326
Current portion of debt, net of discount	1,000,000	731,793
Warrant liability	-	72,710
Unearned revenue	5,714,434	5,716,448
Holding share liability	20,505	249,986
Total current liabilities	26,811,083	20,233,047

Long term liabilities
Unearned revenue, net of current portion	1,850,440	1,894,793
Debt, net of current portion and discount	1,940,000	1,751,898
Interest payable	60,000	-
Total liabilities	30,661,523	23,879,738

Commitments and contingencies
	-
STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
10,000 designated Series A Cumulative Convertible Preferred, and 10,000 designated Series B Cumulative Convertible Preferred,
1,355 and 975 shares issued and outstanding,liquidation value of
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

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Operations

	Year ended December 31,
	2010	2009

Net sales	$56,244,198	$48,309,168

Cost of sales	45,391,485	38,565,420

Gross profit	10,852,713	9,743,748

Selling, general and administrative expense	9,610,381	7,969,630

Operating income	1,242,332	1,774,118

Other expense:
Interest expense	2,273,192	1,078,140
Other expense, net	1,099,145	280,832
Total other expense	3,372,337	1,358,972

Net (loss) income before income taxes	(2,130,005)	415,146

Provision for income taxes	78,794	71,176

Net (loss) income	$(2,208,799)	$343,970

Net (loss) earnings per share -
Basic	$(0.09)	$0.02
Diluted	$(0.09)	$0.02

Weighted average shares outstanding -
Basic	25,041,304	14,353,837
Diluted	25,041,304	19,564,203

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Stockholders’ Deficit

	Convertible				Additional	Accumu-	Unearned	Total
	Preferred stock		Common stock		paid-in	lated	ESOP	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	shares	deficit

Balance at January 1, 2009	-	$-	12,243,224	$12,243	$2,192,146	$(9,581,209)	$(1,254,726)	$(8,631,546)

Convertible Series A Preferred sold in private placement	560	1	-	-	312,739	-	-	312,740
A-Warrants issued in connection with preferred stock	-	-	-	-	142,740	-	-	142,740
B-Warrants issued in connection with preferred stock	-	-	-	-	104,520	-	-	104,520
Reverse merger transaction:
Elimination of accumulated deficit	-	-	-	-	(38,000)	-	-	(38,000)
Previously issued Canusa Capital Corp. stock	-	-	8,000,000	8,000	30,000	-	-	38,000
Exchange of bridge notes upon event of Merger	415	-		-	415,000	-	-	415,000
Conversion of subordinated notes upon event of Merger	-	-	7,756,776	7,757	2,786,767	-	-	2,794,524
Common stock issued in connection with senior
subordinated notes	-	-	500,000	500	149,500	-	-	150,000
Beneficial conversion feature of convertible note	-	-	-	-	96,361	-	-	96,361
Warrants issued with senior subordinated notes	-	-	-	-	369,000	-	-	369,000
Non-employee stock-based compensation	-	-	-	-	13,500	-	-	13,500
Common stock issued in exchange for services	-	-	200,000	200	179,800	-	-	180,000
Employee stock-based compensation	-	-	-	-	50,961	-	-	50,961
Principal payment from ESOP	-	-	-	-	-	-	112,625	112,625
Net income	-	-	-	-	-	343,970	-	343,970
Balance at December 31, 2009	975	1	28,700,000	28,700	6,805,034	(9,237,239)	(1,142,101)	(3,545,605)

Convertible Series B Preferred sold in private placement	380	-		-	380,000	-	-	380,000
Common shares issued in exchange for services	-	-	1,011,125	1,011	349,509	-	-	350,520
Conversion of the June 2009 convertible debt	-	-	416,667	417	124,583	-	-	125,000
Common stock issued upon cashless exercise of warrants	-	-	134,146	134	(134)	-	-	-
Common stock issued to induce the exercise of warrants	-	-	215,854	216	77,491	-	-	77,707
Common stock issued upon exercise of stock options	-	-	3,001,598	3,001	620,531	-	-	623,532
Common stock issued for acquisition of CMAC, Inc.	-	-	3,269,896	3,270	941,730	-	-	945,000
Warrant liability	-	-	-	-	80,500	-	-	80,500
Employee stock-based compensation	-	-	-	-	183,082	-	-	183,082
Principal payment from ESOP	-	-	-	-	-	-	118,538	118,538
Net loss	-	-	-	-	-	(2,208,799)	-	(2,208,799)
Balance at December 31, 2010	1,355	$1	36,749,286	$36,749	$9,562,326	$(11,446,038)	$(1,023,563)	$(2,870,525)

See accompanying notes to consolidated financial statements

DECISIONPOINT SYSTEMS, INC.

Consolidated Statements of Cash Flows

	December 31,
	2010	2009
	(Restated)
Cash flows from operating activities:
Net (loss) income	$(2,208,799)	$343,970
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation and amortization	31,702	35,493
Amortization of deferred financing costs and note discount	896,918	234,067
Employee stock-based compensation	183,082	50,961
Non-employee stock-based compensation	428,227	154,500
ESOP compensation expense	118,538	112,625
Loss (gain) on change in fair value of warrant liability	7,790	(55,929)
Deferred tax assets	330,000	(312,000)
Changes in operating assets and liabilities, net of assets and liabilities acquired:
Accounts receivable, net	(2,076,225)	(808,488)
Inventory, net	349,479	1,395,522
Deferred costs	(675,778)	(596,244)
Prepaid expenses and other current assets	(346,996)	(26,472)
Other assets, net	(13,445)	150,912
Accounts payable	2,319,979	(501,634)
Accrued expenses and other current liabilities	(1,835,908)	(508,942)
Unearned revenue	(46,367)	(1,078,910)
Net cash used in operating activities	(2,537,803)	(1,410,569)
Cash flows used investing activities
Capital expenditures	(42,403)	(10,053)
Acquisition of business, net of cash acquired	185,865	-
Net cash provided by (used in) investing activities	143,462	(10,053)
Cash flows from financing activities
Borrowings from line of credit	57,210,000	50,206,153
Repayments on line of credit	(55,421,105)	(51,008,035)
Borrowing under long term debt	3,000,000	-
Repayment of debt	(2,835,000)	(1,400,300)
Proceeds from sale of convertible note, net of issuance cost	-	225,000
Proceeds from sale of senior subordinated notes	-	2,500,000
Proceeds from exercise of employee stock options	623,532	-
Issuance of convertible preferred stock	380,000	560,000
Paid financing costs	(159,176)	(444,693)
Holding share liability	(229,481)	(21,704)
Net cash provided by financing activities	2,568,770	616,421
Net increase (decrease) in cash and cash equivalents	174,429	(804,201)
Cash and cash equivalents at beginning of period	140,740	944,941
Cash and cash equivalents at end of period	$315,169	$140,740

Supplemental disclosure of cash flow information:
Interest paid	$1,600,767	$926,194
Income taxes paid	12,119	13,120
Supplemental disclosure of non-cash financing activities:
Conversion of bridge notes to preferred stock	-	415,000
Conversion of subordinated debt to common stock	125,000	2,794,524
Common shares issued to acquire CMAC	945,000	-
Note discount on long term debt	60,000	-
A-Warrants issued in connection with preferred stock	-	142,740
B-Warrants issued in connection with preferred stock	-	104,520
Beneficial conversion feature of convertible note	-	96,361
Warrants issued with convertible note	-	128,639
Warrants issued with senior subordinated notes	-	369,000
Accrual of consideration payable related to CMAC acquisition	2,205,000	-

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 2 - BASIS OF PRESENTATION, SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RESTATEMENT

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.  As of December 31, 2010 and 2009, the Company did not have any cash equivalents.

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

For the year ended December 31, 2010, the Company had purchases from four vendors that collectively represented 80% of total purchases. For the year ended December 31, 2009, the Company had purchases from two vendors that collectively represented 59% of total purchases.  Accounts payable from three vendors represents 75% of total accounts payable as of December 31, 2010, and from three vendors representing 35% of total accounts payable as of December 31, 2009.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

Potential dilutive securities consist of:

	December 31,
	2010	2009

Convertible preferred stock	2,900,000	-
Warrants to purchase common stock	3,105,000	1,105,000
Options to purchase common stock	3,336,121	-

Total potentially dilutive securities	9,341,121	1,105,000

The components of basic and diluted earnings (loss) per common share for the years ended December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Basic (loss) earnings per common share
Net (loss) income attributable to common shareholders	$(2,208,799)	$343,970

Weighted average common shares outstanding	25,041,304	14,353,837

Basic (loss) earnings per common share	$(0.09)	$0.02

Diluted (loss) earnings per common share
Net (loss) income attributable to common shareholders	$(2,208,799)	$343,970
Effect of assumed conversion of debenture	-	8,055
Net income applicable to diluted EPS	$(2,208,799)	$352,025

Weighted-average common shares outstanding	25,041,304	14,353,837

Dilutive potential common shares:
Effect of assumed conversion of stock options	-	3,532,576
Effect of assumed conversion of preferred stock	-	1,041,781
Effect of assumed conversion of debenture	-	267,123
Effect of assumed conversion of warrants	-	368,886

Diluted weighted-average common shares outstanding	25,041,304	19,564,203

Diluted (loss) earnings per common share	$(0.09)	$0. 02

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

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement.  Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items.  This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition.  This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In January 2010, the FASB issued an accounting standards update (“ASU”) regarding improving disclosure about fair value measurements, which amends the existing disclosure requirements under fair value measurements and disclosures by adding required disclosure about items transferring into and out of Levels 1 and 2 fair value measurements; adding separate disclosure about purchases, sales, issuances, and settlements relative to the Level 3 fair value measurements; and clarifying certain aspects of the existing disclosure requirements.  This ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll-forward of activity in Level 3 fair value measurements, which is effective for years beginning after December 15, 2010, and for interim periods within those fiscal years.  This ASU does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In periods after initial adoption, the ASU requires comparative disclosures only for periods ending after the initial adoption.  The Company adopted the first component of the disclosure requirement under this ASU during the first quarter of 2010.  Its adoption did not have a significant impact on the Company’s consolidated financial statements.  In addition, the Company will adopt the latter part of the disclosure requirement under this ASU in the first quarter of 2011, and does not anticipate its adoption will have a significant impact on the Company’s consolidated financial statements.

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

Restatements

The Company has determined that its previously issued consolidated financial statements for the years ended December 31, 2010 and 2009 contained errors. The errors are comprised of the following:

a)
the previously reported deferred costs of $4,977,505 and $4,301,727 and unearned revenue of $7,564,874 and $7,611,241 at December 31, 2010 and 2009, respectively, included amounts related to service periods extending beyond one year from the balance sheet date.  Accordingly, management reclassified $1,414,851 and $1,359,865 of deferred costs and $1,850,440 and $1,894,793 of unearned revenue as non-current, in the accompanying consolidated balance sheets as of December 31, 2010 and 2009, respectively.

b)
the Company noted an error related to the presentation of the acquisition on the cash flow statement which occurred on December 31, 2010, which affected cash flows from operating activities and cash flows from investing activities.  The cash portion of the purchase price of $2,205,000 was accrued in the Company’s audited consolidated financial statements as of December 31, 2010, and was paid in January of 2011.  The Company erroneously included the cash payment as having been paid as of December 31, 2010.  The Company has corrected this error in the accompanying consolidated statement of cash flows for the year ended December 31, 2010.

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The results of the above are summarized in the tables below.

The following table represents the impact of the restatement adjustments on the Company's Consolidated Balance Sheets as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
			As previously			As previously
	As restated	Adjustments	reported	As restated	Adjustments	reported

Deferred costs	$3,562,654	$(1,414,851)	$4,977,505	$2,941,862	$(1,359,865)	$4,301,727
Total current assets	17,864,748	(1,414,851)	19,279,599	13,683,604	(1,359,865)	15,043,469
Deferred costs, net						-
of current portion	1,414,851	1,414,851	-	1,359,865	1,359,865
Total assets	26,376,147	-	27,790,998	18,974,268	(1,359,865)	27,790,998

Unearned revenue	5,714,434	(1,850,440)	7,564,874	5,716,448	(1,894,793)	7,611,241
Total current liabilities	26,811,083	(1,850,440)	28,661,523	20,233,047	(1,894,793)	22,127,840
Unearned revenue, net
of current portion	1,850,440	1,850,440	-	1,894,793	1,894,793	-
Total liabilities	28,811,083	-	30,661,523	21,984,945	-	23,879,738

The following table represents the impact of the restatement adjustments on the Company's Consolidated Statement of Cash Flows for the year ended December 31, 2010:

	December 31, 2010
			As previously
	As restated	Adjustments	reported

Net loss	$(2,208,799)	$-	$(2,208,799)
Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses and other current liabilities	(1,835,908)	(2,205,000)	369,092
Net cash used in operating activities	(2,537,803)	(2,205,000)	(332,803)
Acquisition of business, net of cash acquired	185,865	2,205,000	(2,019,135)
Net cash provided by (used) in investing activities	143,462	2,205,000	(2,061,538)
Net cash provided by financing activities	2,568,770	-	2,568,770
Net increase in cash	$174,429	$-	$174,429

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

Concurrent with the Merger, $415,000 of Bridge Notes issued in June 2007, were exchanged for 415 shares of Series A Preferred Stock and warrants to purchase 415,000 shares of common stock.

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

Immediately following the Merger, the Company issued a debenture in the amount of $250,000 including fully vested warrants to purchase up to 500,000 common shares with an exercise price of $0.50 per share.  The warrants were valued at $314,850 based upon the Black-Scholes option-pricing model and the following assumptions: stock price $1.00, contractual term 5 years, expected volatility 44.19%, expected dividend yield of 0%, and a risk-free interest rate of 2.71%.  The terms of the warrants contain a price adjustment provision in the event that the Company issues common shares at a price below the exercise price of the warrants.  The warrants were recorded as a discount to the Note and as a current liability of $128,639, based on the relative fair value allocated between the warrants and the Note (see Note 7).  On December 31, 2009, the Company determined that the current fair value of the warrants was $72,710, and recorded a gain on the change in the value of $55,929.  In June 2010, the warrants were exercised and their fair value on the exercise date of $80,500 was reclassified from warrant liability to equity, and a loss of $7,790 was recorded in other expense in the accompanying condensed consolidated statements of operations for the year ended December 31, 2010.

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

DECISIONPOINT SYSTEMS, INC.

Notes to Consolidated Financial Statements
December 31, 2010 and 2009

The following summarize s information about the Company’s common stock warrants as of December 31, 2010:

			Weighted	Weighted
	Total	Total	Average	Average
	Warrants	Warrants	Exercise	Fair
	Outstanding	Exercisable	Price	Value

Warrants to purchase common stock	3,105,000	3,105,000	$0.75	$0.22

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

The weighted-average fair value on the grant date of options granted to employees during the year ended December 31, 2009, was $0.26.  The Company did not grant any stock options during 2010.

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

NOTE 15 - INCOME TAXES

The provision for income taxes for the years ended December 31, 2010 and 2009, is as follows (all amounts are approximate):

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

A reconciliation of the United States statutory income tax rate to the effective income tax rate for the years ended December 31, 2010 and 2009, is as follows:

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

NOTE 17 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.  iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  During the years ended December 31, 2010 and 2009, the Company purchased products and services for $819,000 and $197,000, respectively, from iTEK.  Sales to iTEK during the years ended December 31, 2010 and 2009, were $436,000 and $590,000, respectively.  These sales to iTEK were at no incremental margin over the Company’s actual cost.  Purchases from iTEK are on similar terms that Company would have received from an unrelated third-party.

Amounts due to iTEK included in accounts payable in the consolidated balance sheets as of December 31, 2010 and 2009, are $100,000 and $0, respectively.  Amounts due from iTEK included in accounts receivable in the consolidated balance sheets as of December 31, 2010 and 2009, are $0 and $70,000, respectively.

Additionally, until July 2010, the Company sub-leased its facility in Foothill Ranch, CA from iTEK at a monthly rental expense of $11,763 at which time the Company entered into a new lease with the building’s landlord (an unrelated third party) under the same terms and conditions for a one year period expiring in July 2011.  The Company will enter into another one year lease expiring July 2012. Rent incurred to iTEK for the years ended December 31, 2010 and 2009, totaled $80,241 and $136,377, respectively.

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

The Company sold 80 shares of its Series B Preferred Stock to Robert M. Chaiken, a Director of the Company.  The shares were sold at the same price as 300 additional shares sold to an independent third party.

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