Form 10-Q/A
period 2011-03-31
DecisionPoint Systems, Inc.
filed 2011-12-22
CIK 1404433

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1. to Form 10-Q

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

EXPLANATORY NOTE

This Amendment 1 hereby amends our Quarterly Report on Form 10-Q (“Form 10-Q/A”) for the period ended March 31, 2011, which was originally filed with the Securities and Exchange Commission on May 23, 2011 (the “Original 10-Q”).  This Amendment is being filed mainly to include a restated condensed consolidated statement of cash flows for the three months ended March 31, 2011 and to more appropriately describe certain reclassifications made in the equity section of our condensed consolidated balance sheet that were previously described as errors which required restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s Original 10-Q in its entirety, as amended by, and to reflect the changes as described above.  Except as discussed above, the Company has not modified or updated disclosures presented in this Amendment.  Accordingly, this Amendment does not reflect events occurring after the Original 10-Q or modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the Original 10 Q Filing.

This Form 10-Q/A has been signed as of a current date and all certifications of the Company’s Chief Executive Officer/Principal Executive Officer and Chief Financial Officer/Chief Accounting Officer and Principal Financial Officer are given as of a current date.  Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the filing of the Original 10-Q, including any amendments to those filings.

The following sections of this Form 10-Q/A have been amended to reflect the above-referenced changes:

Part 1 – Item 1 – Financial Statements (unaudited) and Notes to the Financial Statements
Part 1 – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

DECISIONPOINT SYSTEMS, INC.

Signatures	24

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash	$402,337	$315,169
Accounts receivable, net	9,423,947	12,575,597
Inventory, net	1,149,844	898,465
Deferred costs	3,452,895	3,562,654
Deferred tax assets	55,000	55,000
Prepaid expenses	192,752	457,863
Total current assets	14,676,775	17,864,748

Property and equipment, net	101,893	100,070
Other assets, net	152,712	173,465
Deferred costs, net of current portion	1,275,889	1,414,851
Goodwill	5,538,466	5,508,864
Intangible assets, net	2,600,249	2,729,000
Total assets	$24,345,984	$27,790,998

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$9,869,568	$10,364,368
Accrued expenses and other current liabilities	2,834,260	5,368,060
Line of credit	4,875,326	4,364,221
Current portion of debt	2,695,000	1,000,000
Unearned revenue	6,742,302	5,714,434
Total current liabilities	27,016,456	26,811,083

Long term liabilities
Unearned revenue, net of current portion	1,657,511	1,850,440
Debt, net of current portion and discount	-	1,940,000
Interest payable	60,000	60,000
Total liabilities	28,733,967	30,661,523

Commitments and contingencies	-	-

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

See accompanying notes to condensed consolidated financial statements

DECISIONPOINT SYSTEMS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended March 31,
	2011	2010
	(restated)
Cash flows from operating activities:
Net loss	$(1,622,675)	$(1,231,041)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	11,666	8,431
Amortization of deferred financing costs and note discount	35,860	204,365
Employee stock-based compensation	74,027	22,911
Amortization of intangible assets	128,751	-
Allowance for doubtful accounts	20,000	-
Non-employee stock-based compensation	-	99,200
ESOP compensation expense	31,190	29,635
Loss on change in fair value of warrant liability	-	89,590
Deferred tax assets	-	25,000
Changes in operating assets and liabilities:
Accounts receivable	3,131,650	3,092,967
Inventory, net	(251,379)	(1,006,217)
Deferred costs	248,721	291,319
Prepaid expenses	265,111	(39,011)
Other assets	(6,070)	(8,291)
Accounts payable	(494,800)	629,952
Accrued expenses and other current liabilities	(328,800)	(892,652)
Unearned revenue	834,939	(854,390)
Net cash provided by operating activities	2,078,191	461,768

Cash flows from investing activities
Capital expenditures	(13,489)	(3,656)
Cash paid for acquisition of CMAC	(2,205,000)	-
Net cash used in investing activities	(2,218,489)	(3,656)

Cash flows from financing activities
Borrowings (repayments) from line of credit, net	511,105	(110,197)
Repayment of debt	(250,000)	(171,729)
Paid financing costs	(33,639)	(101,066)
Holding share liability	-	(49,410)
Net cash provided by (used in) financing activities	227,466	(432,402)
Net increase in cash	87,168	25,710
Cash at beginning of period	315,169	140,740
Cash at end of period	$402,337	$166,450

Supplemental disclosure of cash flow information:
Interest paid	$142,068	$140,824
Income taxes paid	$625	$5,504

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

Reclassifications - Certain amounts in the prior period consolidated financial statements and related notes thereto have been reclassified to conform to the current period presentation.

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

Restatements and Reclassifications

The Company has determined that it’s previously issued unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2011 contained an error.

The error is related to acquisition of CMAC which occurred on December 31, 2010, and affects cash flows from operating activities and cash flows from investing activities. The cash portion of the purchase price of $2,205,000 was accrued in the Company’s audited consolidated financial statements as of December 31, 2010, and was paid in January of 2011. The Company erroneously included the cash payment as having been paid as of December 31, 2010 when it prepared the statement of cash flows for the quarter ended March 31, 2011. The effect of the error on the statement of cash flows is as follows:

	Three Months ended March 31, 2011
			As previously
	As restated	Adjustments	reported
Net loss	$(1,622,675)	$-	$(1,622,675)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Accrued expenses and other current liabilities	(328,800)	2,205,000	(2,533,800)
Net cash (used in) provided by operating activities	2,078,191	2,205,000	(126,809)
Cash paid for acquisition of CMAC	(2,205,000)	(2,205,000)	-
Net cash used in investing activities	(2,218,489)	(2,205,000)	(13,489)
Net cash provided by financing activities	227,466	-	227,466
Net increase in cash and cash equivalents	87,168	-	87,168

In addition, during the three months ended March 31, 2011, the Company noted that cumulative dividends on preferred stock had not been reflected in prior years and interim periods as the effect of such dividends had been clearly immaterial. For the Company’s 2011 reporting periods, the Company has noted that such dividends are material to the determination of earnings per share.  To conform to the current presentation disclosure, the Company has elected to present the cumulative dividends for the three months ended March 31, 2010 as an increase to net loss in determining net loss available to common shareholders in the presentation of earnings per share in its condensed consolidated statements of operations.to reflect the immaterial impact of such dividends. Total cumulative preferred dividends for the three months ended March 31, 2010 totaled $19,500 and had no impact on the Company’s net loss per share.

Furthermore, the Company has  elected to reclassify the effect of cumulative dividends on preferred stock as a credit to preferred stock and a debit to the accumulated deficit. Cumulative preferred dividend totaling $130,738 for the year ended December 31, 2010 were reclassified. The Company has also elected to present preferred stock in the equity section at its issuance value instead of par value. The Company has reflected the issuance value of the preferred shares by reclassifying $1,354,999 from additional paid-in capital to preferred stock as of December 31, 2010.

The effect of these reclassifications on the Company’s consolidated balance sheet as of December 31, 2010 is as follows:

	December 31, 2010
	As reclassified	Adjustments	As previously reported

Preferred stock	$1,485,738	$1,485,737	$1
Common stock	36,749	-	36,749
Additional paid-in capital	8,207,327	(1,354,999)	9,562,326
Unearned ESOP shares	(1,023,563)		(1,023,563)
Accumulated deficit	(11,576,776)	(130,738)	(11,446,038)
Total stockholders’ deficit	$(2,870,525)	-	(2,870.525)

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As disclosed above under Restatement in Note 2, the previously reported net loss in the computation of net loss per share for the three months ended March 31, 2010, was corrected to reflect the accumulated dividends associated with the cumulative preferred stock.  This correction increased the net loss attributable to common shareholders and effectively increased the net loss per share from $(0.05) to $(0.06).

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted net loss per share as their effect is anti-dilutive.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Potentially dilutive securities include:

	March 31,
	2011	2010

Convertible preferred stock	2,900,000	1,950,000
Convertible note payable	-	500,000
Warrants to purchase common stock	3,105,000	3,605,000
Options to purchase common stock	3,336,121	6,558,097

Total potentially dilutive securities	9,341,121	12,613,097

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

As of March 31, 2011, the Company’s intangible assets and accumulated amortization consist of the following:

	Gross	Accumulated Amortization	Net

Customer relationships	$1,670,000	$69,750	$1,600,250
Contractor and resume databases	675,000	33,750	641,250
Tradename	310,000	16,000	294,000
International use software	74,000	9,250	64,750
	$2,729,000	$128,750	$2,600,250

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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

NOTE 6 – LINE OF CREDIT

The Company has a $10.0 million line of credit which provides for borrowings based upon eligible accounts receivable, as defined in the Loan Agreement (the “Loan Agreement”).   The lender has also provided the Company with term financing as discussed at Note 7.  The Loan Agreement is secured by substantially all the assets of the Company and matures in February 2013.  As of March 31, 2011, the interest rate is 7.5%.  The line of credit has a certain financial covenant and other non-financial covenants.  As of March 31, 2011, the Company was not in compliance with the fixed charge ratio covenant in the agreement. On May 20, 2011, the lender issued a waiver in regards to the non-compliance with such covenant and has amended the Loan Agreement for an additional charge of $62,500, payable immediately.  Absent a modification to the existing loan covenants, it is probable that the Company will not be in compliance with certain covenants in the subsequent interim period.   Accordingly, all obligations with such lender have been classified as current obligations.  The Company is working with its lender in the second quarter to renegotiate such covenants.

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

				Amortization
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

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Warrants

The following summarizes information about the Company’s outstanding common stock warrants as of March 31, 2011:

				Total		Weighted		Weighted
				Warrants	Total	Average		Average
	Date		Strike	Outstanding	Exercise	Exercise	Fair	Fair
	Issued	Expiration	Price	and Exercisable	Price	Price	Value	Value

Bridge Notes	Jun-07	Jun-12	$1.00	130,000	$130,000		$58,919
Preferred Stock - Class A	Jun-09	Jun-12	1.00	487,500	487,500		142,740
Preferred Stock - Class B	Jun-09	Jun-12	1.25	487,500	609,375		104,520
Senior Subordinated Notes	Dec-09	Dec-14	0.50	1,000,000	500,000		189,000
Senior Subordinated Notes	Dec-09	Dec-14	0.60	1,000,000	600,000		180,000

Total				3,105,000	$2,326,875	$ 0.75	$675,179	$ 0.22

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

The total fair value of awards vested for each of the three month periods ended March 31, 2011 and 2010, was $1,261.

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

The Company has an ancillary administration office located in Parsippany, New Jersey where it leases 3,600 square feet.  The lease expires in June 2011 and the Company will not seek new facilities.  In addition, the Company has a lease for 3,200 square feet in Shelton, Connecticut for its East coast sales and operations and is its executive headquarters which expires in April 2015.  The Company also leases 4,000 square feet in Middlesex, New Jersey for its East coast depot operation which expires in June 2011, at which time the Company anticipates it will relocate the depot operations.

The Company has a sales and administrative office located in Alpharetta, Georgia where it leases 4,330 square feet for general office purposes and will expire in April 2015.  In addition, the Company has a lease for 4,800 square feet in Alpharetta, Georgia for its technology lab center which expires in November 2011.

DECISIONPOINT SYSTEMS, INC.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

NOTE 12 - RELATED PARTIES

The Company purchases and sells certain products and services from iTEK Services, Inc. (“iTEK”), a privately held company owned by an unrelated ESOP.   iTEK is affiliated with the Company through limited overlapping management and Board representation by the Company's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).  Sales to iTEK during the three months ended March 31, 2011 and 2010 were at no incremental margin over the Company’s actual cost. Purchases from iTEK are on similar terms that the Company would have received from an unrelated third party.

The following table summarizes the transactions with this affiliate:

	Three Months ended March 31,
	2011	2010

Purchased from iTEK	$169,691	$161,700
Sold to iTEK	3,939	112,172
Receivable from iTEK	-	13,064
Payable to iTEK	182,556	-

Additionally, through July 2010, the Company had sub-leased its facility in Foothill Ranch, CA from iTEK at a monthly rental expense of $11,763.

Included in the Company’s accounts payable are amounts due to its CEO and CFO, of approximately $1,223,000 and $1,118,000 at March 31, 2011 and December 31, 2010, respectively.  The accounts payable balance consists of purchases of products and services made on behalf of the Company and unreimbursed company travel expenses.  The outstanding balance accrues interest at 25% per annum.  As of March 31, 2011 and December 31, 2010, included in the Company’s accrued expenses is interest of approximately $186,000 and $105,000, respectively.

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

On May 19, 2011, the Company entered into a Note Purchase Agreement (”Purchase Agreement”), pursuant to which the Company issued $4,000,000 in Senior Subordinated Secured Notes.  Principal and interest at a rate of 12% are due and payable on August 31, 2011.  If the merger with Comamtech has occurred prior to August 31, 2011, then, on the date of consummation of the merger with Comamtech, the maturity date of the Purchase Agreement shall be extended to May 31, 2012 and the interest rate shall be increased to 24% (or, if lower, the maximum amount allowable by law) retroactive to the Issuance Date.   If the merger with Comamtech has not occurred on or prior to August 31, 2011 (or has been cancelled prior to such date), then the principal amount and all accrued and unpaid interest shall automatically convert into 4,000 shares of Preferred Stock and the Company shall issue to the Holder 5,000,000 shares of common stock.  Total cash received under the purchase agreement was approximately $3,600,000, net of fees.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

Some of the statements contained in this Form 10-Q that are not historical facts are "forward-looking statements" which can be identified by the use of terminology such as "estimates," "projects," "plans," "believes," "expects," "anticipates," "intends," or the negative or other variations, or by discussions of strategy that involve risks and uncertainties.  We urge you to be cautious of the forward-looking statements, that such statements, which are contained in this Form 10-Q, reflect our current beliefs with respect to future events and involve known and unknown risks, uncertainties and other factors affecting our operations, market growth, services, products and licenses.  No assurances can be given regarding the achievement of future results, as actual results may differ materially as a result of the risks we face, and actual events may differ from the assumptions underlying the statements that have been made regarding anticipated events.  Factors that may cause actual results, our performance or achievements, or industry results, to differ materially from those contemplated by such forward-looking statements include without limitation:

●	Our ability to raise capital when needed and on acceptable terms and conditions;

●	Our ability to manage the growth of our business through internal growth and acquisitions;

●	The intensity of competition;

●	General economic conditions and,

●	Our ability to attract and retain management, and to integrate and maintain technical information and management information systems.

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

We are able to provide our customers with everything they need to bring their ideas to reality by using the specialized skills and knowledge of our staff . The range of our offerings include consulting and design services, technical and programming services, mobile computing, and wireless and RFID hardware, software, and support services to carry it out. Customers are looking for mobile computing and wireless systems, and supply chain solutions that range from the design, implementation and support of hardware, software and professional services. Systems and solutions continue to be developed with an ‘out-of–the box and one-stop shop’ approach to mobile computing and wireless systems. Our core business and experience working with suppliers of equipment, independent software vendors, and developing solutions for our customers has enabled us to continuously expand and broaden our solutions and services for our customers. We continuously look for opportunities to help our customers relating to our core competencies. Our ongoing involvement with technological changes of equipment and software positions us to expand our professional services business and provide solutions for customers to improve their operations.

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

We are focused on several markets. These include retail, manufacturing, distribution, transportation and logistics. We are also increasingly focused on the markets for these systems in the markets where there are large groups of field services workers. These markets include maintenance and repair, inspections, deliveries, and other specialized business services such as uniform rental. This part of our business did not exist a few years ago. But with the continued growth of the mobile internet , we expect to add resources in this area in order to take advantage of the increasing opportunities. We expect our customers to continue to embrace and deploy new technology to enhance their own customers’ experience with business and improve their own operations to lower their operating costs and better service their customers. Our expertise and understanding of our customers’ operations and operations of businesses in general coupled with our expertise and understanding of new technology for equipment and software offerings enables us to identify new trends and opportunities to implement new solutions to our existing and potential customers.

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

For the three months ended March 31, 2011, net cash provided by operating activities was $ 2 .0 million, primarily due to a $3.2 million decrease in accounts receivable, which was offset by a $ 0.3 million reduction in accrued expenses, a reduction in accounts payable of $0.5 million and net change in our unearned revenue of an additional $0.8 million.  All of these have offset our net loss of $1.6 million in the current quarter.   Net cash used in financing activities was $2.2 million for the three months ended March 31, 2011, due to the cash paid for the purchase of CMAC during the quarter. Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2011, primarily from the net drawdown on our credit line facility.

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

Accounts Receivable

We have policies and procedures for reviewing and granting credit to all customer accounts, including:

▪	Credit reviews of all new customer accounts,

▪	Ongoing credit evaluations of current customers,

▪	Credit limits and payment terms based on available credit information,

▪	Adjustments to credit limits based upon payment history and the customer’s current credit worthiness, and

▪	An active collection effort by regional credit functions, reporting directly to the corporate financial officers.

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

DecisionPoint Systems, Inc.

Date: December 22, 2011	By:	/s/ Nicholas E. Toms
Nicholas E. Toms
Principal Executive Officer

Date: December 22, 2011	By:	/s/ Donald W. Rowley
Donald W. Rowley
Principal Financial and Accounting Officer